Form 10QSB
period 2006-07-31
Rochdale Mining Corp.
filed 2006-09-19
CIK 1329484

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-127388

ROCHDALE MINING CORP.
 (Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Unit 321 - 255 Newport Drive
Port Moody, British Columbia
Canada V6E 4H1
 (Address of principal executive offices)

(504) 639-7757
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a shell company. Yes [   ] No [X]

============================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Rochdale Mining Corporation
(An Exploration Stage Company)
(Unaudited)

July 31, 2006

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Statement of Stockholders' Deficit	F-4

Notes to the Interim Financial Statements	F-5

Rochdale Mining Corporation
(An Exploration Stage Company)
Balance Sheets

	July 31,	April 30,
	2006	2006
	$	$
	(Unaudited)
ASSETS
Cash	46	57
Prepaid expenses	2,566	1,066

Total Assets	2,612	1,123

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	13,680	9,907
Due to related parties	28,497	15,694

Total Current Liabilities	42,177	25,601

Stockholders' Deficit

Common Stock, 100,000,000 shares authorized, $0.00001 par value 5,000,000 shares issued and outstanding (April 30, 2006 - 5,000,000 shares)	50	50

Donated capital	25,500	22,500

Deficit accumulated during the exploration stage	(65,115)	(47,028)

Total Stockholders' Deficit	(39,565)	(24,478)

Total Liabilities and Stockholders' Deficit	2,612	1,123

The accompanying notes are an integral part of the interim financial statements

Rochdale Mining Corporation
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			From
			April 20, 2004
	Three months	Three months	(Date of Inception)
	ended July 31,	ended July 31,	to July 31,
	2006	2005	2006
	$	$	$

Revenue	-	-	-

Expenses
Donated services (Note 4)	3,000	3,000	25,500
Mineral property costs	2,803	-	4,661
Office and general (Note 4)	94	45	458
Professional fees and organizational costs	12,190	3,436	34,496

Total Expenses	18,087	6,481	65,115

Net Loss	(18,087)	(6,481)	(65,115)

Net Loss Per Share - Basic and diluted	-	-

Weighted Average Common Shares Outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of the interim financial statements

Rochdale Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			April 20, 2004
	Three months	Three months	(Date of Inception)
	ended July 31,	ended July 31,	to July 31,
	2006	2005	2006
	$	$	$

Cash Flows Used In Operating Activities

Net loss	(18,087)	(6,481)	(65,115)

Adjustments to reconcile net loss to cash used in operating activities:
Donated rent	750	750	6,750
Donated services	2,250	2,250	18,750

Changes in operating assets and liabilities:
Prepaid expenses	(1,500)	(100)	(2,566)
Accounts payable and accrued liabilities	3,773	3,436	13,680
Due to related parties	12,803	120	28,497

Net Cash Used in Operating Activities	(11)	(25)	(4)
		-
Cash Flows From Financing Activities
Share subscriptions received	-	40	50

Net Cash Provided by Financing Activities	-	40	50

Net Increase (Decrease) in Cash	(11)	15	46

Cash - Beginning of Period	57	10	-

Cash - End of Period	46	25	46

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of the interim financial statements

Rochdale Mining Corporation
(An Exploration Stage Company)
Statement of Stockholders' Deficit
From April 20, 2004 (Date of Inception) to July 31, 2006
(Expressed in US dollars)

				Deficit
				Accumulated
			Common	During the
			Stock	Exploration	Donated
	Shares	Amount	Subscriptions	Stage	Capital	Total
	#	$	$	$	$	$
Balance - April 20, 2004 (Date of Inception)	-	-	-	-	-	-

Issuance of common shares for cash
at $.00001/share	4,000,000	40	(40)	-	-	-

Net loss	-	-	-	(1,858)	-	(1,858)

Balance - April 30, 2004	4,000,000	40	(40)	(1,858)	-	(1,858)

Issuance of common shares for cash
at $.00001/share	1,000,000	10	(10)	-	-	-

Share subscriptions received	-	-	40	-	-	40

Donated rent and services	-	-	-	-	10,500	10,500

Net loss	-	-	-	(32,480)	-	(32,480)

Balance - April 30, 2005	5,000,000	50	(10)	(34,338)	10,500	(23,798)

Share subscriptions received	-	-	10	-	-	10

Donated rent and services	-	-	-	-	12,000	12,000

Net loss	-	-	-	(12,690)	-	(12,690)
Balance - April 30, 2006	5,000,000	50	-	(47,028)	22,500	(24,478)

Donated rent and services	-	-	-	-	3,000	3,000
Net loss	-	-	-	(18,087)	-	(18,087)

Balance - July 31, 2006 (Unaudited)	5,000,000	50	-	(65,115)	25,500	(39,565)

The accompanying notes are an integral part of the interim financial statements

Rochdale Mining Corporation
(An Exploration Stage Company)
Notes to the Interim Financial Statements
July 31, 2006
(Expressed in US Dollars)
(unaudited)

1.	Nature of Business

The Company was incorporated in the State of Nevada on April 20, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company's principal business is the acquisition and exploration of mineral resources (Note 3). The Company has not presently determined whether its mineral property under option contains mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2006, the Company has accumulated losses of $65,115 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2006 included in the Company's Form SB-2/A filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2/A. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Fiscal Year

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is April 30.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Net Income (Loss) Per Share

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Since the Company does not have any dilutive common shares at July 31, 2006 diluted loss per share is equal to basic loss per share.

Rochdale Mining Corporation
(An Exploration Stage Company)
Notes to the Interim Financial Statements
July 31, 2006
(Expressed in US Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Mineral Property Costs

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property direct acquisition costs is inappropriate at the current stage of the Company's mineral property exploration activities. To date, the Company's mineral interests consist mainly of exploration stage properties. Furthermore, there is uncertainty as to the Company's ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, the Company has expensed all mineral property acquisition costs.

To date, the Company has not established any proven or probable reserves on its mineral property interests. Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at July 31, 2006, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

Financial Instruments

Financial instruments, which include cash, accounts payable and accrued liabilities and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes," as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Foreign Currency Translation

These financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Rochdale Mining Corporation
(An Exploration Stage Company)
Notes to the Interim Financial Statements
July 31, 2006
(Expressed in US Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

Stock-Based Compensation
The Company has not adopted a stock option plan. Accordingly, no options have been granted to date and no stock-based compensation been recorded.

Recent Accounting Pronouncement

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

3.	Mineral Properties

The Company acquired a 100% interest in the Arlington #1 and Arlington #2 mineral claims located in the Greenwood Mining Division, British Columbia, Canada for $1,858 (CDN$2,500). During 2005, these claims were converted into one larger claim covering a total of 942 hectares. Title to the property is held in the name of the President of the Company.

4.	Related Party Transactions

a)

During the three months ended July 31, 2006, directors of the Company made cash advances and paid expenses on behalf of the Company totalling $12,803 (2005 - $160). At July 31, 2006 $28,497 (April 30, 2006 - $15,694) was owed to these directors for cash loans or expenses paid on behalf of the Company. These amounts are non-interest bearing, unsecured and have no terms of repayment.

b)

The Corporate Secretary of the Company provides management services and office premises to the Company. The services are valued at $250 per month and office premises are valued at $250 per month. During the three months ended July 31, 2006, donated services of $750 (2005 - $750) and donated rent of $750 (2005 - $750) were recorded.

c)

The President of the Company provides management services to the Company valued at $250 per month. During the three months ended July 31, 2006, donated management services of $750 (2005 - $750) were recorded.

d)

A director of the Company provides management services to the Company valued at $250 per month. During the three months ended July 31, 2006, donated management services of $750 (2005 - $750) were recorded.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Rochdale Mining Corporation
(An Exploration Stage Company)
Notes to the Interim Financial Statements
July 31, 2006
(Expressed in US Dollars)
(unaudited)

5.	Common Shares

	a)	On April 20, 2004, the Company issued 4,000,000 shares of common stock at a price of $0.00001 per share for proceeds of $40, pursuant to subscription agreements to two directors of the Company.
	b)	On November 3, 2004, the Company issued 1,000,000 shares of common stock at a price of $0.00001 per share for proceeds of $10, pursuant to a subscription agreement to a director of the Company.

6.	Income Taxes

There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets or liabilities, except for the Company's net operating loss carry-forwards amounting to approximately $65,000 at July 31, 2006, which may be available to reduce future year's taxable income. These carry-forwards will expire, if not utilized, commencing in 2024. Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

7.	Subsequent Event

On August 15, 2006, the company completed a public offering of 1,012,500 shares of common stock at a price of $0.10 per share for gross proceeds of $101,250.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in our public offering.

To meet our need for cash we raised money from our public offering. We are able to stay in business for one year. The money we have raised, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

Our officers and directors are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

We are conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

1. 0-30 days from the date of this report. - retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days.

2. 30-120 days from the date of this report. - Core drilling. Core drilling will cost $20.00 per foot. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

3. 120-150 days from the date of this report. - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

All funds for the foregoing activities have been obtained from our public offering.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find.

Results of Operations

From Inception on April 20, 2004 through July 31, 2006

We have the right to explore on one property containing two claims. We have begun our exploration.

Since inception, we have used loans from our officers and directors, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by them from inception on April 20, 2004 to July 31, 2006 was $32,096.79. The loans are evidenced by any written instrument and have been repaid as of August 17, 2006.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933 in April 2004. This was accounted for as a purchase of shares of common stock.

On July 14, 2006, our public offering was declared effective by the SEC (SEC file no. 333-127388). On August 15, 2006, we completed our public offering and sold 1,012,500 shares of common stock and raised $101,250. There was no underwriter involved in our public offering.

ITEM 3.     CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)   Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 2.     USE OF PROCEEDS

On July 14, 2006, our public offering was declared effective by the SEC (SEC file no. 333-127388). On August 15, 2006, we completed our public offering and sold 1,012,500 shares of common stock and raised $101,250. There was no underwriter involved in our public offering.

Legal Fees	$11,628.64
Consulting services	$2,354.00
Core drilling	$1,500.00
Analyzing samples	$1,500.00
Telephone	$0
Mail	$0
Stationary	$0
Accounting	$4,370.00
Office equipment	$0
SEC filings	$0
Secretary	$0
Loan repaid to Officers & Directors	$32,096.79

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of September, 2006.

ROCHDALE MINING CORP.
(Registrant)

BY:	PAUL BROCK
Paul Brock
President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors.

BY:	DAVID RAMBARAN
David Rambaran
Secretary and a member of the Board of Directors.