Form 10QSB
period 2006-10-31
Rochdale Mining Corp.
filed 2006-12-15
CIK 1329484

====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

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

(604) 639-7757
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

====================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Rochdale Mining Corporation
(An Exploration Stage Company)
(Unaudited)

October 31, 2006

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Statement of Stockholders’ Deficit	F-4

Notes to the Interim Financial Statements	F-5

Rochdale Mining Corporation
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	October 31,	April 30,
	2006	2006
	$	$
	(unaudited)
ASSETS
Cash	47,782	57
Prepaid expenses	1,000	1,066
Total Assets	48,782	1,123

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	12,372	9,907
Due to related parties	-	15,694
Total Current Liabilities	12,372	25,601

Stockholders’ Equity (Deficit)
Capital stock (Note 5)
100,000,000 shares authorized, $0.00001 par value
6,012,500 shares issued and outstanding (April 30, 2005 - 5,000,000)	60	50
Additional paid-in capital	101,240	-

Donated capital	28,500	22,500
Deficit accumulated during the exploration stage	(93,390)	(47,028)
Total Stockholders’ Equity (Deficit)	36,410	(24,478)
Total Liabilities and Stockholders’ Equity (Deficit)	48,782	1,123

(The accompanying notes are an integral part of these financial statements)

Rochdale Mining Corporation
(An Exploration Stage Company)
Interim Statements of Operations
(unaudited)

					From
					April 20, 2004
	Six months	Six months	Three months	Three months	(Date of Inception)
	ended October	ended October	ended October	ended October	to October 31,
	31, 2006	31, 2005	31, 2006	31, 2005	2006
	$	$	$	$	$

Expenses
Donated services (Note 4)	6,000	6,000	3,000	3,000	28,500
Mineral property costs	8,301	-	5,498	-	10,159
Office and general (Note 4)	1,991	114	1,897	69	2,355
Professional fees and organization costs	30,070	5,148	17,880	1,712	52,376

Net Loss	(46,362)	(11,262)	(28,275)	(4,781)	(93,390)

Basic and diluted net loss per common
share	(0.01)	(0.00)	(0.00)	(0.00)

Weighted average number of common
shares outstanding	5,337,501	5,000,000	5,675,001	5,000,000

(The accompanying notes are an integral part of these financial statements)

Rochdale Mining Corporation
(An Exploration Stage Company)
Interim Statements of Cash Flows
(unaudited)

			From
			April 20, 2004
			(Date of
			Inception)
	Six months ended	Six months ended	to October 31,
	October 31, 2006	October 31, 2005	2006
	$	$	$

Cash Flows Used In Operating Activities
Net loss	(46,362)	(11,262)	(93,390)
Adjustments to reconcile net loss to cash:
Donated rent	1,500	1,500	7,500
Donated services	4,500	4,500	21,000
Change in operating assets and liabilities:
Increase in prepaid expenses	66	(76)	(1,000)
Increase in accounts payable and accrued liabilities	2,465	5,148	12,372
Increase in due to related parties	(15,694)	120	-
Net Cash Used in Operating Activities	(53,525)	(70)	(53,518)
		-
Cash Flows From Financing Activities
Proceeds from issuance of common stock	101,250	10	101,300

Net Cash From Financing Activities	101,250	10	101,300

Increase in Cash	47,725	60	47,782
Cash - Beginning	57	10	-
		-
Cash - Ending	47,782	70	47,782

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements)

Rochdale Mining Corporation
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From April 20, 2004 (Date of Inception) to October 31, 2006

					Deficit
					Accumulated
			Common	Additional	During the
			Stock	Paid-in	Exploration	Donated
	Shares	Amount Subscriptions		Capital	Stage	Capital	Total
	#	$	$	$	$	$	$

Balance - April 20, 2004 (Date of
Inception)	-	-	-	-	-	-	-

Issuance of common shares for cash				-
at $.00001/share	4,000,000	40	(40)	-	-	-	-

Net loss for the period	-	-	-	-	(1,858)	-	(1,858)

Balance - April 30, 2004 (audited)	4,000,000	40	(40)	-	(1,858)	-	(1,858)

Issuance of common shares for cash
at $.00001/share	1,000,000	10	(10)	-	-	-	-
Share subscriptions received	-	-	40	-	-	-	40
Donated rent and services	-	-	-	-	-	10,500	10,500

Net loss for the period	-	-	-	-	(32,480)	-	(32,480)

Balance - April 30, 2005 (audited)	5,000,000	50	(10)	-	(34,338)	10,500	(23,798)

Share subscriptions received	-	-	10	-	-	-	10
Donated rent and services	-	-	-	-	-	12,000	12,000

Net loss for the period	-	-	-	-	(12,690)	-	(12,690)

Balance - April 30, 2006 (audited)	5,000,000	50	-	-	(47,028)	22,500	(24,478)

Donated rent and services	-	-	-	-	-	6,000	6,000
Issuance of shares for cash at
$0.10/share	1,012,500	10	-	101,240	-	-	101,250
Net loss for the period	-	-	-	-	(46,362)	-	(46,362)

Balance - October 31, 2006 (unaudited)	6,012,500	60	-	101,240	(93,390)	28,500	36,410

(The accompanying notes are an integral part of these financial statements)

Rochdale Mining Corporation
(An Exploration Stage Company)
Notes to the Interim Financial Statements
October 31, 2006
(unaudited)

1.	Nature of Business

The Company was incorporated in the State of Nevada on April 20, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company’s principal business is the acquisition and exploration of mineral resources (Note 3). The Company has not presently determined whether its mineral property under option contains mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2006, the Company has accumulated losses of $93,390 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2006 included in the Company’s Form SB-2/A filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2/A. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Fiscal Year

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is April 30.

	b)	Use of Estimates

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

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Rochdale Mining Corporation
(An Exploration Stage Company)
Notes to the Interim Financial Statements
October 31, 2006
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Mineral Property Costs

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property direct acquisition costs is inappropriate at the current stage of the Company’s mineral property exploration activities. To date, the Company’s mineral interests consist mainly of exploration stage properties. Furthermore, there is uncertainty as to the Company’s ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, the Company has expensed all mineral property acquisition costs.

To date, the Company has not established any proven or probable reserves on its mineral property interests. Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of- production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company’s financial position or results of operations. As at October 31, 2006, any potential costs relating to the retirement of the Company’s mineral property interest are not yet determinable.

	f)	Financial Instruments

Financial instruments, which include cash, and accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	g)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes,” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	h)	Foreign Currency Translation

These financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations..

	i)	Stock-Based Compensation

The Company has not adopted a stock option plan. Accordingly, no options have been granted to date and no stock- based compensation been recorded.

Rochdale Mining Corporation
(An Exploration Stage Company)
Notes to the Interim Financial Statements
October 31, 2006
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Recent Accounting Pronouncement

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASBissuedSFASNo. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs.SFAS No. 156is effective for an entity's first fiscal year beginning after September 15, 2006.The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September2006, the SEC issued Staff Accounting Bulletin (“SAB”)No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No.108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No.108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November15, 2006. The Company is currently evaluating the impact of adopting SAB No.108 but does not expect that it will have a material effect on its financial statements.

Rochdale Mining Corporation
(An Exploration Stage Company)
Notes to the Interim Financial Statements
October 31, 2006
(unaudited)

3.	Mineral Properties

The Company acquired a 100% interest in the Arlington #1 and Arlington #2 mineral claims located in the Greenwood Mining Division, British Columbia, Canada for $1,858 (CDN$2,500). During 2005 these claims were converted into one larger claim covering a total of 942 hectares. Title to the property is held in the name of the President of the Company.

4.	Related Party Transactions

a)

At October 31, 2006, $nil (April 30, 2006 - $15,694) was owing to the directors of the Company for cash loans or expenses paid on behalf of the Company. These amounts were non-interest bearing, unsecured and had no specific terms of repayment. As at October 31, 2006 all amounts had been repaid.

b)

The Corporate Secretary of the Company provides management services and office premises to the Company. The services are valued at $250 per month and office premises are valued at $250 per month. During the six months ended October 31, 2006, donated services of $1,500 (2005 - $1,500) and donated rent of $1,500 (2005 - $1,500) were recorded.

c)

The President of the Company provides management services to the Company valued at $250 per month. During the six months ended October 31, 2006, donated management services of $1,500 (2005 - $1,500) were recorded.

d)

A director of the Company provides management services to the Company valued at $250 per month. During the six months ended October 31, 2006, donated management services of $1,500 (2005 - $1,500) were recorded. All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

5.	Common Shares

	a)	On April 20, 2004, the Company issued 4,000,000 shares of common stock at a price of $0.00001 per share for proceeds of $40, pursuant to subscription agreements to two directors of the Company.

	b)	On November 3, 2004, the Company issued 1,000,000 shares of common stock at a price of $0.00001 per share for proceeds of $10, pursuant to a subscription agreement to a director of the Company.

	c)	On August 17, 2006, the Company issued 1,012,500 shares of common stock at a price of $0.10 per share for proceeds of $101,250, pursuant to subscription agreements.

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

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

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

Milestones

Since October 31, 2006, the Company has initiated its exploration program and it has:

1.	Retained its consultant to manage the exploration of the Arlington property.

2.	Retained the services of a Field Geologies and Filed Assistant.

3.	Completed Rock/Soil Samples.

4.	Completed field maps (plotting of sample locations and geological/physical observations) and analyzed samples at the Laboratories.

5.	Plotted values on the base maps of sample locations and interpreted geological/physical observations.

6.	Initial core drilling.

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

Results of Operations

From Inception on April 20, 2004 through October 31, 2006

     We have the right to explore on one property containing two claims. We have begun our exploration.

     Since inception, we have used loans from our officers and directors, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by them from inception on April 20, 2004 to October 31, 2006 was $0. The loans are not evidenced by any written instrument and have been repaid as of August 17, 2006.

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

Legal Fees	$11,628.64
Consulting services	$2,354.00
Field Maps	$1,500.00
Analyzing samples	$1,500.00
Telephone	$0
Mail	$0
Stationary	$0
Accounting	$4,370.00
Office equipment	$0
SEC filings	$0
Secretary	$0
Loans repaid to Officers & Directors	$32,096.79
TOTAL	$53,449.43

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of
1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18
U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of
2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of December, 2006.

ROCHDALE MINING CORP.
(Registrant)

BY:  PAUL BROCK
        Paul Brock
        President, Principal Executive Officer, Treasurer,
        Principal Financial Officer and member of the
        Board of Directors.

BY:  DAVID RAMBARAN
        David Rambaran
        Secretary and a member of the Board of
        Directors.