Form 10QSB
period 2007-01-31
Rochdale Mining Corp.
filed 2007-02-23
CIK 1329484

==================================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 216,450,000 shares of common stock as of February 22, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ROCHDALE MINING CORP.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended January 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended January 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I. FINANCIAL INFORMATION

Rochdale Mining Corporation
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	January 31, 2007 $	April 30, 2006 $
	(unaudited)
ASSETS
Cash	34,286	57
Prepaid expenses	1,727	1,066

Total Assets	36,013	1,123

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	7,277	9,907
Due to related parties	-	15,694

Total Current Liabilities	7,277	25,601

Stockholders' Equity (Deficit)

Capital stock (Note 5) 3,600,000,000 shares authorized, $0.00001 par value 216,450,000 shares issued and outstanding (April 30, 2006 - 180,000,000)	2,164	1,800
Additional paid-in capital	99,136	(1,750)

Donated capital	31,500	22,500

Deficit accumulated during the exploration stage	(104,064)	(47,028)

Total Stockholders' Equity (Deficit)	28,736	(24,478)

Total Liabilities and Stockholders' Equity (Deficit)	36,013	1,123

(Notes attached are an integral part of these financial statements)

Rochdale Mining Corporation
(An Exploration Stage Company)
Interim Statements of Operations
(unaudited)
	Nine months ended January 31, 2007 $	Nine months ended January 31, 2006 $	Three months ended January 31, 2007 $	Three months ended January, 31, 2006 $	From April 20, 2004 (Date of Inception) to January 31, 2007 $

Expenses
Donated services (Note 4)	9,000	9,000	3,000	3,000	31,500
Mineral property costs	12,076	-	3,775	-	13,934
Office and general	1,477	159	(514)	45	2,582
Professional fees and organizational costs	34,483	2,948	10,995	1,236	56,048

Net Loss	(57,036)	(12,107)	(17,256)	(4,281)	(104,064)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding after giving retroactive effect for a 36 to 1 forward stock split	204,300,000	180,000,000	204,300,000	180,000,000

(Notes attached are an integral part of these financial statements)

Rochdale Mining Corporation
(An Exploration Stage Company)
Interim Statements of Cash Flows
(unaudited)

	Nine months ended January 31, 2007 $	Nine months ended January 31, 2006 $	From April 20, 2004 (Date of Inception) to January 31,2007 $

Cash Flows Used In Operating Activities

Net loss	(57,036)	(12,107)	(104,064)

Adjustments to reconcile net loss to cash:
Donated rent	2,250	2,250	9,750
Donated services	6,750	6,750	21,750

Change in operating assets and liabilities:
Increase in prepaid expenses	(661)	(76)	(1,727)
Increase (decrease) in accounts payable and accrued liabilities	(2,630)	2,948	7,277
Increase (decrease) in due to related parties	(15,694)	4,992	-

Net Cash (Used in) Provided by Operating Activities	(67,021)	4,757	(67,014)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	101,250	10	101,300

Net Cash Provided by Financing Activities	101,250	10	101,300

Increase in Cash	34,229	4,767	34,286

Cash - Beginning	57	10	-
		-
Cash - Ending	34,286	4,777	34,286

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

(Notes attached are an integral part of these financial statements)

Rochdale Mining Corporation
(An Exploration Stage Company)
Notes to the Interim Financial Statements
(unaudited)

1.       Nature of Operations and Continuance of Business

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2007, the Company has accumulated losses of $104,064 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

On August 17, 2006, the Company issued 1,012,500 shares of common stock at a price of $0.10 per share for proceeds of $101,250, pursuant to an effective SB-2 Registration Statement filed with the Securities and Exchange Commission ("SEC"). The Company's shares trade on the OTC Bulletin Board under the symbol "RHDC".

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2006 included in the Company's Form SB-2/A filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2/A. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

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

2.       Summary of Significant Accounting Policies (continued)

d)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company's financial position or results of operations.  As at January 31, 2007, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

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

h)     Foreign Currency Translation

These financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

i)     Stock-Based Compensation

The Company has not adopted a stock option plan. Accordingly, no options have been granted to date and no stock-based compensation been recorded.

2.       Summary of Significant Accounting Policies (continued)

j)     Recent Accounting Pronouncement

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

3.       Mineral Properties

The Company acquired a 100% interest in the Arlington #1 and Arlington #2 mineral claims located in the Greenwood Mining Division, British Columbia, Canada for $1,858 (CDN$2,500).  During 2005 these claims were converted into one larger claim covering a total of 942 hectares.  Title to the property is held by the President of the Company in trust on behalf of the Company.

4.       Related Party Transactions

a)     At January 31, 2007, $nil (April 30, 2006 - $15,694) was owing to the directors of the Company for cash loans or expenses paid on behalf of the Company.  These amounts were non-interest bearing, unsecured and had no specific terms of repayment.

b)     The Corporate Secretary provides management services and office premises to the Company. The services are valued at $250 per month and office premises are valued at $250 per month. During the nine months ended January 31, 2007, donated services of $2,250 (2005 - $2,250) and donated rent of $2,250 (2005 - $2,250) were recorded.

c)     The President of the Company provides management services to the Company valued at $250 per month. During the nine months ended January 31, 2007, donated management services of $2,250 (2005 - $2,250) were recorded.

d)     A director of the Company provides management services to the Company valued at $250 per month. During the nine months ended January 31, 2007, donated management services of $2,250 (2005 - 2,250) were recorded.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

5.       Common Shares

a)     On April 20, 2004, the Company issued 4,000,000 pre-split shares of common stock at a price of $0.00001 per share for proceeds of $40, pursuant to subscription agreements to two directors of the Company.

b)     On November 3, 2004, the Company issued 1,000,000 pre-split shares of common stock at a price of $0.00001 per share for proceeds of $10, pursuant to a subscription agreement to a director of the Company.

c)     On August 17, 2006, the Company issued 1,012,500 pre-split shares of common stock at a price of $0.10 per share for proceeds of $101,250, pursuant to an effective SB-2 Registration Statement filed with the SEC.

d)     On February 9, 2007 the Company increased the number of shares of the Company's authorized share capital and correspondingly increase the number of its issued and outstanding common shares, in each case on a thirty-six (36) new shares for one (1) old share basis.  As a result, the Company's authorized share capital was increased from 100,000,000 common shares to 3,600,000,000 common shares, and the Company's issued and outstanding common stock was increased from 6,012,500 common shares to 216,450,000 common shares. The par value of the Company's common shares, which is $0.00001 per common share, has not changed.  The financial statements have been restated to give retroactive effect to the stock split.

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

      We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

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

      To meet our need for cash we raised money from our public offering. We are able to stay in business for the next twelve months but are not able to start Phasae 2 of our exploration program without additional funds. The money we have raised, was applied to the items set forth in the Use of Proceeds section of our Prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

      Our officers and directors are unwilling to make any further commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

      We do not intend to hire additional employees at this time. All of the work on the property was conducted by an unaffiliated independent contractor, Mr. Lloyd Brewster. The independent contractor was responsible for surveying, geology, engineering, exploration, and excavation. The geologist has evaluated the information derived from the exploration and excavation and by way of written geologist report not yet obtained, will advise us on the economic feasibility of conducting future exploration on the Arlington mineral claim.

Milestones

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

     With these funds the Company has repaid loans from related parties and initiated its exploration program and it has:

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

6.

Initial core drilling.

Limited Operating History - Need for Additional Capital

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

      To become profitable and competitive, we conduct phased exploration programs on our properties before we prepare a feasibility study that would then lead to production of any minerals we may find.

Results of Operations

     From Inception on April 20, 2004 through January 31, 2007 we have completed our first phase exploration program on the Arlington mineral property located in the Greenwood Mining Division, British Columbia, Canada. The size of the claim is 942 hectares in size and is owned by the President of the Company, Paul Brock, in trust for the Company. The Company is awaiting the results of this first phase program from the independent geologist, Mr. Lloyd Brewster.

      Since inception, we have used loans from our officers and directors, totaling $32,097, to stake the Arlington mineral claim, to incorporate us, and for legal and accounting expenses. These loans were not evidenced by any written instrument and were repaid out of proceeds of the Company's public offering which closed on August 15, 2006. Also from proceeds of the public offering, totaling $101,250, the Company spent $12,076 on the exploration portion of Phase 1 and $22,791 on legal, accounting and audit fees, leaving a balance of cash of $28,736 as at January 31, 2007.

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

As at January 31, 2007 the Company had cash of $34,286 and working capital of $28,736. These funds will be used for ongoing general and administrative expenses associated with being a public company. However, significant additional funds will be required to fund future mineral acquisition and exploration activities on existing and future mining properties. The Company is currently reviewing expansion of its mineral properties and concessions in Canada and South America.

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

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.          Other Events

The following event was reported, on Form 8K, on February 13, 2007:

With a record date of February 9, 2007 (the "Record Date") and a distribution date of February 12, 2007, the Board of Directors (the "Board") of Rochdale Mining Corp. (the "Company") unanimously resolved, in accordance with Section 78.207 of the Nevada Revised Statutes: Chapter 78, as amended, to complete an increase in the number of shares of the Company's authorized share capital and correspondingly increase the number of its issued and outstanding common shares, in each case on a thirty-six (36) new shares for one (1) old share basis (the "Increase in Authorized Share Capital/Forward Stock Split").

The Increase in Authorized Share Capital/Forward Stock Split was implemented taking into account the Company's authorized share capital and number of issued and outstanding shares of common stock as of the Record Date.  As such, the Company's authorized share capital was increased from 100,000,000 common shares to 3,600,000,000 common shares, and the Company's issued and outstanding common stock was increased from 6,012,500 common shares to 216,450,000 common shares.  The par value of the Company's common shares, which is $0.00001 per common share, has not changed.

Shareholders should retain their existing share certificates and not return their share certificates to the Company's transfer agent.  Share certificates representing the Forward Stock Split have been mailed out to registered shareholders as of the Record Date.

The Company is ascribing no monetary value to Increase in Authorized Share Capital/Forward Stock Split.  Accordingly, there should be no tax payable by Canadian or U.S. shareholders as a result of the Increase in Authorized Share Capital/Forward Stock Split.  Shareholders are advised to contact their own tax advisors for further information.

Investors are cautioned that trading in the securities of the Company should be considered highly speculative.  No exchange, over-the-counter market or regulatory authority has in any way passed upon the merits of the Increase in Authorized Share Capital/Forward Stock Split or has either approved or disapproved the contents of this Current Report.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the nine months ended January 31, 2007.

Item 5.          Other Information

None

Item 6.           Exhibits and Reports on Form 8-K

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

32.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18

U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of

2002.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February, 2007.

ROCHDALE MINING CORP.

(Registrant)

BY:  PAUL BROCK

        Paul Brock

        President, Principal Executive Officer, Treasurer,

        Principal Financial Officer and member of the

        Board of Directors.

BY:  DAVID RAMBARAN

        David Rambaran

        Secretary and a member of the Board of

        Directors.