Form 10KSB
period 2007-04-30
Zoro Mining Corp.
filed 2007-08-10
CIK 1329484

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

Mark One
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended April 30, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission file number: 333-127388

Zoro Mining Corp. (Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3430 East Sunrise Drive, Suite 120 Tucson, Arizona 85718 (Address of principal executive offices)

(520) 299-0390 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.00001 par value (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by checkmark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer's revenues for its most recent fiscal year (ending April 30, 2007): $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliate computes by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: July 1, 2007: US $47,364,200.

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class	Outstanding as of August 8, 2007
Common Stock, $0.00001 par value	86,750,400*

*Increased in accordance with a forward stock split of thirty-six (36) shares for one effective approximately February 12, 2007.

Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 “Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ZORO MINING CORP.

FORM 10-KSB

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Zoro Mining Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Zoro Mining Corp. was incorporated under the laws of the State of Nevada on April 20, 2004 under the name “Rochdale Mining Corp.”. Effective on March 19, 2007, Rochdale Mining Corp. merged with its wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of Merger that Rochdale Mining Corp. filed with the Nevada Secretary of State on March 19, 2007. The merger was in the form of a parent/subsidiary merger with Rochdale Mining Corp. as the surviving corporation. Upon completion of the merger, the corporate name of Rochdale Mining Corp. was changed to “Zoro Mining Corp.” and the Articles of Incorporation were amended to reflect this name change. Please note that throughout this Annual Report, and unless otherwise noted, the words “we,” “our,” “us,” or the “Company” refer to Zoro Mining Corp.

We are engaged in the acquisition, exploration and development of mining properties in North America, South America, and Mexico. As of April 30, 2007, we had an aggregate of approximately 33,115 gross acres located in Chile and Peru, and a further 6,672 gross acres located in Mexico.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Forward Stock Split/Increase in Authorized Share Capital

On February 9, 2007, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of thirty-six (36) for one of our total issued and outstanding shares of common stock (the “Forward Stock Split”) and a corresponding increase in the number of shares of our authorized share capital (the “Increase in Authorized Share Capital”).

The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. In our judgment the Forward Stock Split will result in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the Forward Stock Split is to increase the marketability of our common stock.

The Forward Stock Split was effectuated with a record date of February 9, 2007 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our issued and outstanding shares of common stock from 6,012,500 to approximately 216,450,000 shares of common stock. The common stock continued to be $0.00001 par value.

The Increase in Authorized Share Capital was effectuated with a record date of February 9, 2007 upon filing the appropriate documentation with the Nevada Secretary of State. The Increase in Authorized Share Capital increased our authorized share capital from 100,000,000 common shares to 3,600,000,000 common shares.

Cancellation of Shares

On May 7, 2007, and in connection with the South America and Mexico mineral property acquisition agreement, an aggregate of 132,850,000 shares of our common stock held by certain of our directors were cancelled and returned to treasury for no consideration on the basis of pre-existing negotiations. Thus, as of the date of this Annual Report, our total issued and outstanding shares of common stock is 86,750,400. See “ – Mining Properties.”

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240 Las Vegas NV 89119.

ITEM 1. DESCRIPTION OF BUSINESS - continued

MINING PROPERTIES

South America and Mexico

In accordance with the terms and conditions of a certain Mineral Property Acquisition Agreement dated April 12, 2007 and effective on May 7, 2007 (the "Option Agreement"), as entered into among us and each of Eduardo Esteffan M., Fresia Sepulveda H., Eduardo Esteffan S., Gretchen Esteffan S., Claudio Esteffan S. and Integrity Capital Group, LLC (collectively, the "Vendors") , the Vendors granted to us the sole and exclusive option (the "Option") to acquire a 100% undivided legal, beneficial and registerable interest in and to six separate unencumbered mineral property interests totaling approximately 39,787 gross acres located in Chile, Peru and Mexico and targeting potential gold, copper and platinum group prospects (collectively, the "Property").  The Property is more particularly described as follows:

Location	Project	Exploration Target	Concession Acres
Sonora, Mexico	The Las Animas Project	Gold, Copper	6,672
Chile, South America	The Costa Rica Project	Gold, Copper	5,189
Chile, South America	The Escondida Project	Gold, Platinum	4,942
Chile, South America	The Rio Sur Project	Gold, Copper	3,212
Chile, South America	Don Beno Project	Gold, Copper	14,830
Peru, South America	The Yura Project	Gold	4,942
		Total acreage:	39,787

In order to complete the acquisition of the Property, three wholly-owned subsidiaries in each of Peru, Chile and Mexico were incorporated by us between May 2007 and July 2007 to beneficially hold property titles in each country in order to comply with all applicable laws relating thereto. As of the date of this Annual Report, we are in the process of establishing and transferring to our wholly-owned subsidiaries in each of Chile, Peru and Mexico our respective newly acquired interests in the Property. Furthermore, as of the date of this Annual Report, we are in the process of evaluating the various Property interests and completing further due diligence in order to determine our best course of planned exploration and development work moving forward.

In order to exercise the Option, we were obligated to provide and to continue to provide certain consideration to the Vendors in the following manner:

(i)  Affiliate Share Transfer: we caused one of our existing founding shareholders to sell an aggregate of 35,500,000 restricted shares of Common Stock held of record by such shareholder to the Vendors at an aggregate purchase price of U.S. $0.0001 per common share (see “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 12. Certain Relationships and Related Transactions and Director Compensation);

(ii)  Consulting Arrangements: we are in the process of finalizing industry standard forms of proposed consulting arrangements (collectively, the "Consulting Arrangements") with certain agents to the Vendors (collectively, the "Consultants"), which generally will provide for the Consultants to render certain consulting services to us in connection with the exploration, development and expansion of the Property, provision of monthly payments by us to the Consultants, and entitlement for the Consultants to participate in our proposed incentive stock option plan; and

(c)  Maintenance payments: we have paid and will continue to pay to, or on the Vendors' behalf, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests comprising the Property and any underlying option agreements respecting any of the mineral property interests comprising the Property in good standing.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Subsidiaries

To hold exploration Property acquired under the Option Agreement, the Company has incorporated Sociedad Zoro Chile Limitada, in Chile, South America (dba “Zoro Chile”) Zoro Mining SAC, in Peru, South America (dba “Zoro Peru”), and Aravena SA (dba “Zoro Mexico”) in Mexico, and is in the process of transferring title to the Property relating to the Option Agreement.

Greenwood Mining Division, British Columbia, Canada

In March 2004, our prior president, Paul Brock, acquired a 100% mineral property interest in the Arlington #1 and Arlington #2 mining claims located in the Greenwood Mining Division, British Columbia, Canada, for $1,850 (the “Greenwood Mining Claims”). During fiscal year 2005, the Greenwood Mining Claims were converted into one larger claim covering a total of 942 hectares. Under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we can never possess legal mining claim to the land. Therefore, title to the Greenwood Mining Claims was held by our past president and now current director, Paul Brock, in trust on our behalf.

During the 2007 fiscal year, we conducted a limited exploration program to find mineralized material on the Greenwood Mining Claims and upon review of the data, decided not to renew our interest in the Greenwood Mining Claims. Therefore, as of the date of this Annual Report, our interest in the Greenwood Mining Claims has been forfeited.

Drilling Activity/Production Information

As of the date of this Annual Report, we have engaged in minimal exploratory drilling activity on part of our Chile located properties and have not engaged in any mineralized production.

MATERIAL AGREEMENTS

Option Agreement

In accordance with the terms and conditions of the Option Agreement as entered into among us and each of Eduardo Esteffan M., Fresia Sepulveda H., Eduardo Esteffan S., Gretchen Esteffan S., Claudio Esteffan S. and Integrity Capital Group, LLC (collectively, the "Vendors") , the Vendors granted to us the sole and exclusive Option to acquire a 100% undivided legal, beneficial and registerable interest in and to six separate unencumbered mineral property interests totaling approximately 39,787 gross acres located in Chile, Peru and Mexico and targeting potential gold,  and copper prospects. See “Item 1. DESCRIPTION OF BUSINESS – Mining Properties”.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Corporate Services Agreement

On approximately May 1, 2007, we entered into an eighteen month corporate support agreement commencing retroactively from January 1, 2007 and expiring June 30, 2008 (the “Corporate Support Agreement”) with Sweetwater Capital Corp., a private company organized under the laws of the Province of British Columbia (“SCC”). In accordance with the terms and provisions of the Corporate Support Agreement: (i) SCC shall provide us with corporate services including, but not limited to, furnished offices, communication services, support services, personnel, and other incidental services in order for us to be able to perform our corporate business operations and activities in Vancouver, British Columbia; (ii) SCC shall further provide at our request financial services, bookkeeping and accounting services, formulation of budget plans, establishment of financial relationships, and preparation and maintenance of proper accounting records; (iii)  we shall pay SCC the aggregate monthly sum of $15,000 CDN.

COMPETITION

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking mineral based exploration properties throughout the world together with the equipment, labour and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime minerals exploration prospects and then exploit such prospects. Competition for the acquisition of minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable minerals exploration properties will be available for acquisition and development.

MINERALS EXPLORATION REGULATION

Our minerals exploration activities are, or will be, subject to extensive foreign laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain foreign regulations, and may be subject to Chile, Peru, or Mexico federal, state and local laws and regulations, relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations does not appear to have a future material effect on our operations or financial condition to date. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations, whether foreign or local, are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Costs have not been incurred to date with respect to compliance with environmental laws but such costs may be expected to increase with an increase in scale and scope of exploration.

Minerals exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Minerals exploration operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Annual Report, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Harold Gardner is our President and Chief Executive Officer, Jas Butalia is our Chief Financial Officer, and David Hackman is our Vice-President of Exploration and Secretary. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing, consultant, and special purpose contracts.

ITEM 1. DESCRIPTION OF BUSINESS - continued

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

We will need to raise additional financing to complete further exploration.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our mineral properties in Peru, Chile and Mexico. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration of current and future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in any of our mineral properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our mineral properties. Further, if we are able to establish that development of our mineral properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our mineral properties into production and recover our investment. We may not discover commercially exploitable quantities of ore on our mineral properties that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

Our properties do not contain reserves in accordance with the definitions adopted by the Securities and Exchange Commission, and there is no assurance that any exploration programs will establish reserves. All of our mineral properties are in the exploration stage as opposed to the development stage and have no known body of economic mineralization. The known mineralization at these projects has not yet been determined, and may never be determined to be economic. We plan to conduct further exploration activities on our mineral properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable mineral exists on any of our mineral properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of minerals. Any determination that our properties contain commercially recoverable quantities of minerals may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Our exploration activities on our mineral properties may not be commercially successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of ore on our mineral properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

•           identification of potential mineralization based on superficial analysis;

•           availability of government-granted exploration permits;

•           the quality of management and geological and technical expertise; and

•           the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract minerals, and to develop the mining and processing facilities and infrastructure at any chosen site. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of ore on our mineral properties.

Our business is difficult to evaluate because we have a limited operating history.

In considering whether to invest in our common stock, you should consider that our inception was April 20, 2004 and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance.  In addition, we have only recently acquired our primary minerals exploration prospects located in Chile, Peru, and Mexico with limited experience in early stage exploration efforts.

ITEM 1. DESCRIPTION OF BUSINESS - continued

      We have a history of operating losses and there can be no assurances we will be profitable in the future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $267,478 from April 20, 2004 (inception) to April 30, 2007. As of April 30, 2007, we had an accumulated deficit of $267,478 and had incurred losses of approximately $220,450 during fiscal year ended April 30, 2007. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

Future participation in an increased number of minerals exploration prospects will require substantial capital expenditures.

The uncertainty and factors described throughout this section may impede our ability to economically discover, acquire, develop and/or exploit mineral prospects. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

The financial statements for the fiscal year ended April 30, 2007 have been prepared “assuming that the Company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Going Concern.”

              We will require additional funding in the future.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited. Our current plans require us to make capital expenditures for the exploration of our minerals exploration properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of certain minerals. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

ITEM 1. DESCRIPTION OF BUSINESS - continued

As part of our growth strategy, we intend to acquire additional minerals exploration properties.

Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods which may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

We are relatively a new entrant into the minerals exploration and development industry without profitable operating history.

Since inception, our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited. The business of minerals exploration and development is subject to many risks and if gold or copper or other minerals are found in economic production quantities, the potential profitability of future possible mining ventures depends upon factors beyond our control. The potential profitability of mining mineral properties if economic quantities of minerals are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected grades of minerals; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations; and (xiii) lack of capital resources.

The risks associated with exploration and development and, if applicable, mining could cause personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability.

We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved minerals reserves. We do not presently carry property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.  The mineral exploration and mining industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The mineral exploration and mining industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce certain minerals, but also market certain minerals and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive mineral properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low mineral market prices. Our larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing mineral properties.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of certain minerals and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Mineral mining operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations.

If economic quantities of certain minerals are found on any lease owned by us in sufficient quantities to warrant mining operations, such mining operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mineral mining operations are also subject to foreign, federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Minerals exploration and development and mining activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

Minerals exploration and development and future potential gold or copper mining operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our global operations are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago.

Future potential mineral mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mineral mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

Costs associated with environmental liabilities and compliance may increase with an increase in future scale and scope of operations.

We believe that our operations currently comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured at the current date against possible environmental risks.

Any change in government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Chile, Peru or Mexico or any other applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

ITEM 1. DESCRIPTION OF BUSINESS - continued

We may be unable to retain key employees or consultants or recruit additional qualified personnel.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Harold Gardner, our President/Chief Executive Officer and a director, Jas Butalia, our Chief Financial Officer and a director, and David Hackman, our Vice-President of Exploration and a director. Further, we do not have key man life insurance on any of these individuals. We may not have the financial resources to hire a replacement if any of our officers were to die. The loss of service of any of these employees could therefore significantly and adversely affect our operations.

              Our officers and directors may be subject to conflicts of interest.

Our officers and directors serve only part time and are subject to conflicts of interest. Each of our executive officers and directors serves only on a part time basis. Each devotes part of his working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors may be subject to conflicts of interest.

Nevada law and our articles of incorporation may protect our directors from certain types of lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to Our Common Stock

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock.

As of the date of this Annual Report, we have 86,750,400 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 36,450,000 shares of our common stock pursuant to a SB-2 registration statement declared effective on July 18, 2006. As a result of this registration statement, an aggregate of 1,012,500 pre-forward share split shares (increased to 36,450,000 shares in accordance with a forward stock split of thirty-six (36) shares for one effective February 12, 2007) of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock.  See “Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.”

ITEM 1. DESCRIPTION OF BUSINESS - continued

As of the date of this Annual Report, there are 50,316,400 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

The trading price of our common stock on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares.

Our common stock commenced trading on approximately July 18, 2007 on the OTC Bulletin Board and the trading price has fluctuated. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts’ estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

One of our shareholders may exercise voting power of more than 32% of our common stock.

As of the date of this Annual Report, Integrity Capital Group LLC (“Integrity Capital”) owns 28,050,300 shares of our common stock, or 32.7% of our outstanding common stock and is one of our largest shareholders. Due to its stock ownership, Integrity Capital may be in a viable position to affect the election of the Board of Directors and, therefore, to affect the control of our business and affairs including certain significant corporate actions such as acquisitions, the sale or purchase of assets, and the issuance and sale of our securities. Further, Integrity Capital may be able to affect the prevention of or cause a change in control. We also may be prevented from entering into transactions that could be beneficial to us without Integrity Capital’s consent. The interest of one of our largest shareholders may differ from the interests of other shareholders.

Integrity Capital is a corporation organized under the laws of the State of Texas. See “Item 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

ITEM 1. DESCRIPTION OF BUSINESS - continued

Additional issuances of equity securities may result in dilution to our existing stockholders.

Our Articles of Incorporation authorize the issuance of 3,600,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

Our common stock is classified as a “penny stock” under SEC rules which limits the market for our common stock.

Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock has fluctuated and may trade at times at less than $5 per share, the common stock may be classified as a “penny stock.” SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Since our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Certain of our directors and officers are outside the United States with the result that it may be difficult for investors to enforce within the United States any judgments obtained against certain of our directors or officers.

Certain of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 2. DESCRIPTION OF PROPERTIES

We lease our principal office space located at 3430 East Sunrise Drive, Suite 120, Tucson, Arizona 85718.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or other actions that have been threatened against us or our properties:

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended April 30, 2007, no matters were submitted to our stockholders for approval.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

MARKET FOR COMMON EQUITY

Shares of our common stock are traded on the OTC Bulletin Board under the symbol "ZORO:OB" and commenced trading approximately February 12, 2007. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Month Ended	High Bid	Low Bid
June 30, 2007	$1.55	$1.20
May 31, 2007	$1.75	$1.27
April 30, 2007	$1.70	$1.10
March 31, 2007	$1.10	$1.01
February 28, 2007	$1.10	$1.05

As of July 18, 2007, we had 145 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 250 beneficial owners of our common stock.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS - continued

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future. There are no restrictions in our articles of incorporation or by-laws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

As of the date of this Annual Report, we do not have any equity compensation plans; however, we have granted warrants as detailed below.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon exercise of Outstanding Options, warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a)) (c)
Equity Compensation Plans Approved by Security Holders
Not applicable
Equity Compensation Plans not Approved by Security Holders
Warrants	3,251,200	$1.50	0
Warrants	4,670,000	$0.70	0
Warrants	800,000	$1.50	0
Total warrants	8,721,200

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS - continued

Share Purchase Warrants

As of the date of this Annual Report, there are an aggregate of 8,721,200 share purchase warrants issued and outstanding.

During fiscal year ended April 30, 2007 and up to the date of this Annual Report, we have granted an aggregate 3,251,200 share purchase warrants in connection with private placements. The warrants to purchase shares of common stock and the shares of common stock underlying the warrants were issued in a private placement by us during fiscal year ended April 30, 2007 and through the date of this Annual Report. We issued the 3,251,200 warrants to acquire up to 3,251,200 shares of our common stock at an exercise price of $1.50 per share for the period commencing upon the date of issuance of the warrant, May 18, 2007, and ending on May 18, 2009. See “— Recent Sales of Unregistered Securities.”

On May 18, 2007, we granted an aggregate of 4,670,000 warrants to purchase 4,670,000 shares of our common stock at an exercise price of $0.70 per share for an exercise term of two years expiring May 18, 2009 in connection with finders fees respecting the acquisition of the Properties under the Option Agreement.  The warrants were granted pursuant to financial services rendered to us.

On May 18, 2007, we granted an aggregate of 800,000 warrants to purchase 800,000 shares of our common stock at an exercise price of $1.50 per share for an exercise term of two years expiring May 18, 2009. The warrants were granted to Harold W. Gardner, our President/Chief Executive Officer in connection the provision of executive services rendered to us.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended April 30, 2007, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

Private Placement Offering

During fiscal year ended April 30, 2007 and through the date of this Annual Report, we completed a private placement pursuant to which we issued an aggregate of 3,150,400 Units at a subscription price of U.S. $1.25 per Unit for total gross proceeds of $3,938,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant ("Warrant"). Each resulting Warrant entitles the subscriber to purchase an additional share of our common stock (“Warrant Share”) at a price of $1.50 per share for the period commencing upon the date of issuance of the Units, May 18, 2007, and ending on the date that is two years from the effective date of registration with the Securities and Exchange Commission of the common shares underlying the warrants. We paid finders’ fees to certain consultants in connection with the private placement offering of an aggregate $172,060 and granted an aggregate of 100,800 warrants to acquire 100,800 shares of our common stock at an exercise price of $1.75 per share for a term equal to those warrants provided in the private placement offering.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS - continued

The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets, and net estimated worth. We issued Units to investors who were either a U.S. resident- or a non-U.S. resident. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

REGISTRATION STATEMENT

We filed a registration statement on Form SB-2 under the Securities Act with the Securities and Exchange Commission (the “Registration Statement”). The Securities and Exchange Commission declared the Registration Statement effective on July 18, 2006, pursuant to which 1,012,500 pre forward split shares of common stock can be sold immediately, which increased to 36,450,000 shares of common stock in accordance with the Forward Stock Split. Of the shares registered, an aggregate of 36,450,000 shares were sold at a price of $0.00278 per share for proceeds of $101,250 pursuant to the effective Registration Statement.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for fiscal years ended April 30, 2007 and 2006, which financial statements are included elsewhere in this Annual Report.

	For Fiscal Year Ended April 30, 2007 (audited)	For Fiscal Year Ended April 30, 2006 (audited)
Expenses
Donated services	$9,000	$9,000
Mineral property costs	53,388	94
Office and general	94,554	3,240
Professional fees and organizational costs	63,508	356
Net Loss	$(220,450)	$(12,690)

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operation

For Fiscal Year Ended April 30, 2007 Compared to Fiscal Year Ended April 30, 2006

Our net loss during fiscal year ended April 30, 2007 was approximately ($220,450) compared to ($12,690) for fiscal year ended April 30, 2006 (an increase of $207,760).

During fiscal years ended April 30, 2007 and 2006, respectively, we did not generate any revenue. During fiscal year ended April 30, 2007, we incurred expenses in the aggregate amount of $220,450 compared to $12,690 incurred during fiscal year ended April 30, 2006 (an increase of $207,760). The operating expenses incurred during fiscal year ended April 30, 2007 consisted of: (i) mineral property costs of $53,388 (2006: $94); (ii) professional fees and organizational costs of $63,508 (2006: $356); (iii) office and general of $94,554 (2006: $3,240); and (iv) donated services of $9,000 (2006: $9,000). The increase in expenses incurred during fiscal year ended April 30, 2007 compared to fiscal year ended April 30, 2006 resulted primarily from the increase in mineral property costs and professional fees and organizational costs based upon the increase in scale and scope of exploratory and acquisition programs and an increase in overall office and general expenses. See “Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR COMPENSATION.”

The increase in net loss during fiscal year ended April 30, 2007 compared to fiscal year ended April 30, 2006 is attributable primarily to the increase in mineral property costs and professional fees and organizational costs relating to the increase in the scale and scope of acquisition and exploratory programs. Our net loss during fiscal year ended April 30, 2007 was ($220,450) or ($0.00) per share compared to a net loss of ($12,690) or ($0.00) per share for fiscal year ended April 30, 2006. The weighted average number of shares outstanding was 205,564,932 at April 30, 2007 compared to 180,000,000 at April 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at fiscal year ended April 30, 2007, our current assets were $2,707,584 and our current liabilities were $239,262, resulting in a working capital surplus of $2,468,322. As at fiscal year ended April 30, 2007, our total assets were $2,707,584 compared to total assets of $1,123 at fiscal year ended April 30, 2006. Our total assets consisted of: (i) $2,405,857in cash; (ii) $176,727 in prepaid expenses; and (iii) 125,000 in loan receivable. As at fiscal year ended April 30, 2007, our current liabilities were $239,262 compared to current liabilities of $25,601 at fiscal year ended April 30, 2006. Our current liabilities consisted of: (i) $132,897 due to related parties; and (ii) $106,365 in accounts payable and accrued liabilities. The increase in current liabilities was primarily due to the increase in amounts due to related parties and increasing accounts payable due to increasing scale and scope of business activity.

Stockholders’ deficit increased from ($24,478) as at April 30, 2006 to a surplus of $2,468,322 as at April 30, 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2007, net cash flow used in operating activities was ($287,653) compared to net cash flow from operating activities of ($6,549) for the fiscal year ended April 30, 2006. Net cash flow used in operating activities during fiscal year ended April 30, 2007 consisted primarily of a net loss of ($220,450) adjusted by $12,000 in donated rent/services, ($175,661) in increase in prepaid expenses, and $96,458 in increase to accounts payable and accrued liabilities.

During fiscal year ended April 30, 2007, net cash flow from financing activities was $2,818,453 compared to net cash flow from financing activities of $6,596 for fiscal year ended April 30, 2006. Net cash flow from financing activities during fiscal year ended April 30, 2007 pertained primarily to $2,701,250 received as proceeds from issuance of common stock and share subscriptions received and $117,203 in increase due to related parties.

PLAN OF OPERATION

During fiscal year ended April 30, 2007 and through the date of this Annual Report, we completed a private placement pursuant to which we issued an aggregate of 3,150,400 Units at a subscription price of U.S. $1.25 per Unit for total gross proceeds of $3,938,000 with each Unit being comprised of one common share and one non-transferable share purchase Warrant. Each resulting Warrant entitles the subscriber to purchase an additional share of our common stock ("Warrant Share") at a price of $1.50 per share for a two year period commencing upon the date of issuance of the Units, May 18, 2007, and ending on the date that is two years from the effective date of registration with the Securities and Exchange Commission of the common shares underlying the warrants.

Effective July 18, 2006, we filed the Registration Statement under the 1933 Securities Act to register 2,000,000 shares of common stock (increased to 72,000,000 shares in accordance with the Forward Stock Split. We sold an aggregate of 36,450,000 shares of common stock at a price of $0.00278 per share for proceeds of $101,250.

Existing working capital, further advances and possible debt instruments, warrant exercises, further private placements, monetization of existing assets, and anticipated cash flow are expected to be adequate to fund our operations over the next six to twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. We will need to raise additional capital and increase revenues to meet both medium-term and long-term operating requirements.

Additional issuances of equity or debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

The report of the independent registered public accounting firm that accompanies our April 30, 2007 and April 30, 2006 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

MATERIAL COMMITMENTS

As of the date of this Annual Report and other than as disclosed below, we do not have any material commitments for fiscal year 2008.

In accordance with the terms and conditions of the Option Agreement, the Vendors granted to us the sole and exclusive option (the "Option") to acquire a 100% undivided legal, beneficial and registerable interest in and to six separate unencumbered mineral property interests totaling approximately 39,787 gross acres located in Chile, Peru and Mexico targeting potential gold, and copper prospects (collectively, the "Property"). We have made and will continue to make maintenance payments to or on the Vendors' behalf, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests comprising the Property in good standing.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

CRITICAL ACCOUNTING POLICIES

a)	Basis of Presentation and Fiscal Year

The financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is April 30.

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

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

e)	Mineral Property Costs

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at their estimated fair value at the time the shares are due under the terms of the property agreements.

Mineral property exploration costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.  Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company’s financial position or results of operations.  As at April 30, 2007, any potential costs relating to the retirement of the Company’s mineral property interest are not yet determinable.

f)	Financial Instruments

Financial instruments, which include cash, loan receivable and accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the requirements of SFAS No. 123R for the fiscal year beginning on May 1, 2006; however, no compensation expense was recorded in the first quarter of 2006 as the Company had never granted any stock options.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

The Company has not adopted a stock option plan.  Accordingly, no options have been granted to date and no stock-based compensation been recorded.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS

ZORO MINING CORP.

(Formerly Rochdale Mining Corporation)
(An Exploration Stage Company)

April 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Zoro Mining Corp. (formerly Rochdale Mining Corporation)

We have audited the accompanying balance sheets of Zoro Mining Corp. (an exploration stage company) as of April 30 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years ended April 30, 2007 and 2006 and the period from April 20, 2004 (inception) through April 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Zoro Mining Corp. as of April 30, 2007 and 2006 and the results of its operations and its cash flows for the years ended April 30, 2007 and 2006 and the period from April 20, 2004 (inception) through April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

Dale Matheson Carr-Hilton LaBonte LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
July 23, 2007

Zoro Mining Corp.
(formerly Rochdale Mining Corporation)
(An Exploration Stage Company)
Balance Sheets

	April 30, 2007 $	April 30, 2006 $

ASSETS
Cash	2,405,857	57
Prepaid expenses (Note 3)	176,727	1,066
Loan receivable (Note 3)	125,000	-

TOTAL ASSETS	2,707,584	1,123

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	106,365	9,907
Due to related parties (Note 4)	132,897	15,694

Total Current Liabilities	239,262	25,601

Stockholders’ Equity (Deficit)

Capital stock (Note 5) 3,600,000,000 shares authorized, $0.00001 par value
216,450,000 shares issued and outstanding (2006 – 180,000,000)	2,164	1,800
Additional paid-in capital	99,136	(1,750)
Subscriptions received (Note 5)	2,600,000	-
Donated Capital (Note 4)	34,500	22,500
Deficit accumulated during the exploration stage	(267,478)	(47,028)

Total Stockholders’ Equity (Deficit)	2,468,322	(24,478)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	2,707,584	1,123

GOING CONCERN CONTINGENCY (Note 1)
SUBSEQUENT EVENTS (Note 7)

        The accompanying notes are an integral part of the financial statements

Zoro Mining Corp.
(formerly Rochdale Mining Corporation)
(An Exploration Stage Company)
Statements of Operations

	For the Year Ended April 30, 2007	For the Year Ended April 30, 2006	From April 20, 2004 (Date of Inception) to April 30, 2007
	$	$	$
Expenses
Donated services (Note 4)	9,000	9,000	25,500
Mineral property costs (Note 3)	53,388	94	55,340
Office and general (Note 4)	94,554	3,240	100,824
Professional fees and organizational costs	63,508	356	85,814

Net Loss	(220,450)	(12,690)	(267,478)

Basic and diluted net loss per common share	(0.001)	(0.001)

Weighted average number of common shares outstanding (Notes 1 and 2c)	205,564,932	180,000,000

        The accompanying notes are an integral part of the financial statements

Zoro Mining Corp.
(formerly Rochdale Mining Corporation)
(An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended April 30, 2007 $	For the Year Ended April 30, 2006 $	From April 20, 2004 (Date of Inception) to April 30,2007 $

Cash Flows Used In Operating Activities

Net loss	(220,450)	(12,690)	(267,478)
Adjustments to reconcile net loss to cash used in operating activities:
Donated rent	3,000	3,000	9,000
Donated services	9,000	9.000	25,500
Change in operating assets and liabilities:
Increase in prepaid expenses	(175,661)	(1,066)	(176,727)
Increase (decrease) in accounts payable and accrued liabilities	96,458	(4,793)	106,365

Net Cash Used in Operating Activities	(287,653)	(6,549)	(303,340)

Cash Flows Used In Investing Activities
Loan receivable	(125,000)	-	(125,000)

Net Cash Used In Investing Activities	(125,000)	-	(125,000)

Cash Flows From Financing Activities
Advances from related parties	117,203	6,586	132,897
Proceeds from issuance of common stock and share subscriptions received	2,701,250	10	2,701,300

Net Cash From Financing Activities	2,818,453	6,596	2,834,197

Increase in Cash	2,405,800	47	2,405,857

Cash - Beginning	57	10	–

Cash - Ending	2,405,857	57	2,405,857

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

        The accompanying notes are an integral part of the financial statements

Zoro Mining Corp.
(formerly Rochdale Mining Corporation)
(An Exploration Stage Company)
Statement of Stockholders’ Equity
From April 20, 2004 (Date of Inception) to April 30, 2007

					Deficit
					Accumulated
	Common	Common	Additional	Common	During the
	Stock	Stock	Paid In	Stock	Exploration	Donated
	Shares	Amount	Capital	Subscriptions	Stage	Capital	Total
	#	$	$	$	$	$	$

Balance – April 20, 2004 (Date of Inception)	–	–		–	–	–	–

Issuance of common shares for cash
at $.00001/share	144,000,000	1,440	(1,400)	(40)	–	–	–
Net loss for the period	–	–	–	–	(1,858)	–	(1,858)

Balance – April 30, 2004	144,000,000	1,440	(1,400)	(40)	(1,858)	–	(1,858)

Issuance of common shares for cash
at $.00001/share	36,000,000	360	(350)	(10)	–	–	–
Share subscriptions received	–	–	–	40	–		40
Donated rent and services	–	–	–	–	–	10,500	10,500
Net loss for the year	–	–	–	–	(32,480)	–	(32,480)

Balance – April 30, 2005	180,000,000	1,800	(1,750)	(10)	(34,338)	10,500	(23,798)

Share subscriptions received	–	–	–	10	–		10
Donated rent and services	–	–	–	–	–	12,000	12,000
Net loss for the year	–	–	–	–	(12,690)	–	(12,690)
Balance – April 30, 2006	180,000,000	1,800	(1,750)	–	(47,028)	22,500	(24,478)

Issuance of common shares for cash	36,450,000	364	100,886	–	–	–	101,250
at $0.00277/share
Share subscriptions received	–	–	–	2,600,000	–	–	2,600,000
Donated rent and services	–	–	–	–	–	12,000	12,000
Net loss for the year	–	–	–	–	(220,450)	–	(220,450)

Balance – April 30, 2007	216,450,000	2,164	99,136	2,600,000	(267,478)	34,500	2,468,322

All  share  amounts  have  been  restated  to  reflect  the  36:1  reverse  share consolidation on February 9, 2007 (refer to Note 1).

The accompanying notes are an integral part of the financial statements

Zoro Mining Corp.
(formerly Rochdale Mining Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007

1.      Nature of Operations

The Company was incorporated in the State of Nevada on April 20, 2004. The Company is in the exploration stage, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company’s principal business is the acquisition and exploration of mineral resources (Note 3). The Company has not presently determined whether its mineral properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2007, the Company has accumulated losses of $267,478 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Share Split

On February 9, 2007 the Company increased the number of shares of the Company's authorized share capital and correspondingly increase the number of its issued and outstanding common shares, in each case on a thirty-six (36) new shares for one (1) old share basis.  As a result, the Company's authorized share capital was increased from 100,000,000 common shares to 3,600,000,000 common shares, and the Company's issued and outstanding common stock was increased from 6,012,500 common shares to 216,450,000 common shares. The par value of the Company's common shares, which is $0.00001 per common share, has not changed.  The financial statements have been restated to give retroactive effect to the stock split, unless otherwise noted.

Name Change and Merger

Effective on March 19, 2007, solely for the purposes of effecting a name change, the Company (as Rochdale Mining Corporation), merged with a new wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. The merger was in the form of a parent/ subsidiary merger, with the Company as the surviving corporation. Upon completion of the merger, the Company's name has been changed to "Zoro Mining Corp." and the Company's Articles of Incorporation have been amended to reflect this name change.

The Company’s common shares trade on the OTC Bulletin Board. In connection with the name change to Zoro Mining Corp., as of the open of business on March 19, 2007, the Company’s trading symbol is “ZORO”.

2.      Summary of Significant Accounting Policies

a)	Basis of Presentation and Fiscal Year

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year-end is April 30.

Zoro Mining Corp.
(formerly Rochdale Mining Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007

2.      Summary of Significant Accounting Policies (continued)

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

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period, as retroactively restated for the 36:1 stock split. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

d)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Mineral Property Costs

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at their estimated fair value at the time the shares are due under the terms of the property agreements.

Mineral property exploration costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.  Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company’s financial position or results of operations.  As at April 30, 2007, any potential costs relating to the retirement of the Company’s mineral property interest are not yet determinable.

Zoro Mining Corp.
(formerly Rochdale Mining Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007

2.      Summary of Significant Accounting Policies (continued)

f)	Financial Instruments
Financial instruments, which include cash, loan receivable and accounts payable and accrued liabilities and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the requirements of SFAS No. 123R for the fiscal year beginning on May 1, 2006; however, no compensation expense was recorded in the first quarter of 2006 as the Company had never granted any stock options.

Zoro Mining Corp.
(formerly Rochdale Mining Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007

2.      Summary of Significant Accounting Policies (continued)

i)	Stock-Based Compensation (continued)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company's implementation of SFAS No. 158 did not have a material impact on the Company's financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The adopting of SAB No. 108 did not have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Zoro Mining Corp.
(formerly Rochdale Mining Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007

3.       Mineral Properties

Canada

The Company acquired a 100% interest in the Arlington #1 and Arlington #2 mineral claims located in the Greenwood Mining Division, British Columbia, Canada for $1,858 (CDN$2,500).  During 2005 these claims were converted into one larger claim covering a total of 942 hectares.  Title to the property is held by the past president and current director of the Company in trust on behalf of the Company.  Mineral property costs include direct expenditures of $15,155 since inception related to this property, of which $5,301 was incurred in the year ended April 30, 2007.  As at March 31, 2007 the Company decided not to renew its interest in this property and forfeited its interest in these claims.

South America and Mexico

During the year ended April 30, 2007, the Company expended $48,087 on exploration related due diligence on potential acquisitions located in Brazil.  In addition, a total of $125,000 was advanced to a property vendor as advances made under a failed property acquisition agreement.  This amount is repayable within one year and bears interest at 6% simple interest over the one year term, which is to March 12, 2008.

On May 7, 2007, the Company agreed to the terms and conditions of a mineral property acquisition agreement between the Company and various third parties pursuant to which the Vendors agreed to transfer a 100% undivided legal, beneficial and registerable interest in and to six separate mineral property projects, totalling approximately 33,115 acres located in Chile and Peru, and a further 6,825 acres located in Mexico.  The Company is in the process of establishing and transferring to wholly-owned subsidiaries in each of Chile, Peru, and Mexico its various and newly acquired property interests and completing other terms of the agreement.  (Refer to Note 7).  At April 30, 2007 $175,000 had been advanced towards future expenses to be incurred on these properties of which $125,000 was advanced to a company with a director in common.

4.      Related Party Transactions

a)
At April 30, 2007, $nil (2006 - $15,694) was owing to certain directors of the Company for cash loans or expenses paid on behalf of the Company.  These amounts were non-interest bearing, unsecured and had no specific terms of repayment.  As at April 30, 2007 all amounts had been repaid.

b)
The past Corporate Secretary provided management services and office premises to the Company. During the year ended April 30, 2007, donated services of $3,000 (2006 - $3,000) and donated rent of $3,000 (2006 - $3,000) were recorded.

c)
A director and past president of the Company provides management services to the Company valued at $250 per month. During the year ended April 30, 2007, donated management services of $3,000 (2006 - $3,000) were recorded.

d)	A past director of the Company provided management services to the Company. During the year ended April 30, 2007, donated management services of $3,000 (2006 – $3,000) were recorded.

e)
During the year ended April 30, 2007, a significant shareholder of the Company provided advances to the Company relating to exploration due diligence costs and a loan incurred in the amount of $125,496.  These advances were subsequently repaid in full in July 2007 without interest.

f)	At April 30, 2007, the current Corporate Secretary, Vice President and director of the Company provided advances of $7,401 through a related company. These advances have no terms of repayment.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Zoro Mining Corp.
(formerly Rochdale Mining Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007

5.      Capital Stock

On April 20, 2004, the Company issued 144,000,000 (4,000,000 pre-split) shares of common stock for proceeds of $40, pursuant to subscription agreements to two directors of the Company.

On November 3, 2004, the Company issued 36,000,000 (1,000,000 pre-split) shares of common stock for proceeds of $10, pursuant to a subscription agreement to a director of the Company.

On August 17, 2006, the Company issued 36,450,000 (1,012,500 pre-split) shares of common stock at a price of $0.10 per share for proceeds of $101,250, pursuant to an effective SB-2 Registration Statement filed with the SEC.

As at April 30, 2007, the Company had received an aggregate of $2,600,000 in connection with private placement subscriptions for a total of 2,080,000 units at a price of $1.25 per unit.  Each unit is comprised of one common share and one share purchase warrant to purchase a further share of common stock at a price of $1.75 for a two year period from the effective date of registration of the securities underlying the units (refer to Note 7).

At April 30, 2007 there were no warrants or options outstanding.

6.      Deferred Income Taxes

There were no temporary differences related to the Company’s assets and liabilities nor other temporary differences that result in deferred tax assets nor liabilities, except for the Company’s net operating loss carry-forwards and other deductions for tax amounting to approximately $267,000 at April 30, 2007 (2006 – $22,000) which may be available to reduce future year’s taxable income. These carry-forwards will expire, if not utilized, commencing in 2024.  Management believes that the realization of the benefits from this deferred tax asset are uncertain due to the Company’s limited operating history and continuing losses.  Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

The significant components of the Company’s deferred income tax assets at April 30 are as follows:

	April 30, 2007	April 30, 2006
Deferred tax asset
Non-capital losses	$62,201	$7,498
Other deductions for tax	17,011	842
Valuation allowance	(79,212)	(8,340)

Net deferred tax asset	$–	$–

The provision for income tax differs from the amount computed by applying statutory tax rates to earnings (loss) before income taxes.  The difference results from the following:

	April 30, 2007	April 30, 2006
Net loss	$(220,450)	$(12,690)
Statutory tax rate	34%	34%
Expected tax (recovery)	(74,953)	(4,315)
Non-deductible expenses	22,232	4,112
Other deductions for tax	(1,982)	(167)
Valuation allowance	54,703	370
Deferred income tax provision	$-	$-

Zoro Mining Corp.
(formerly Rochdale Mining Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007

7.     Subsequent Events

Corporate Services Agreement - On May 1, 2007, the Company executed a corporate support services agreement effective January 1, 2007 with a third party to perform office and administrative services for CDN$15,000 per month.

Private Placement - In connection with a private placement, the Company issued in four tranches a total of 3,150,400 units of securities for $3,938,000.  Each unit was priced at $1.25 and was comprised of one common share and one share purchase warrant to purchase a further share of common stock at a price of $1.50 for a two year period from the effective date of registration of the securities underlying the units.  A total of $172,060 and 100,800 warrants were paid to consultants as finders’ fees in connection with the private placement, with such warrants having the same terms and conditions as the warrants in the units of the private placement.  All the securities underlying the units and warrants issued in the private placement are proposed for registration under the Securities and Exchange Act of 1934 with the Company’s commercially reasonable efforts to file such registration within 90 days of closing of the private placement.  At April 30, 2007 the Company had received $2,600,000 towards this private placement.

Mineral Property Acquisition Agreement  Pursuant to an agreement dated April 12, 2007 and effective on May 7, 2007, the Company agreed to the terms and conditions of a mineral property acquisition agreement between the Company and various third parties pursuant to which the Vendors agreed to transfer a 100% undivided legal, beneficial and registerable interest in and to six separate mineral property projects, totaling approximately 42,576 acres located in Chile and Peru, and a further 6,825 acres located in Mexico (the “Mineral Property Acquisition Agreement”).

In order to complete the acquisitions, three wholly owned subsidiaries in each of Peru, Chile, and Mexico were incorporated by the Company between May, 2007 and July, 2007 to beneficially hold property titles in each country.  As consideration, a founding shareholder of the Company agreed to sell an aggregate of 35,500,000 restricted common shares to the Vendors at a purchase price of US$0.0001 per common share, the Company agreed to enter into certain consulting arrangements for management and administration of exploration activities with certain agents to the vendors of the properties, and the Company further agreed to pay all regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing. The Company is in the process of establishing and transferring to wholly-owned subsidiaries in each of Chile, Peru, and Mexico its various and newly acquired Property interests.

Warrants Issued for Mineral Properties - On May 18, 2007 and in connection with the Mineral Property Acquisition Agreement, the Company issued an aggregate of 4,670,000 warrants to purchase restricted common shares of the Company at a price of $0.70 per share for a term until May 18, 2009 for finders’ fees in connection with the exploration properties acquired of which 808,500 warrants were issued to the current President and Director of the Company. The term of these warrants is two years. The fair value of these warrants at the date of grant of $3,192,763 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40%, and in accordance with the provisions of SFAS 148.

Warrants Issued for Management Services - On May 18, 2007 and in connection with management services to be rendered by the current President and director of the Company, the Company issued an aggregate of 800,000 warrants to purchase common shares of the Company at a price of $1.50 per share for a term until May 18, 2009.  The term of these warrants is two years. The fair value of these warrants at the date of grant of $209,293 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40%, and in accordance with the provisions of SFAS 148.

Share Cancellations - On May 7, 2007, and in connection with the Mineral Property Acquisition Agreement, an aggregate of 132,850,000 common shares of the Company held by certain directors of the Company were cancelled and returned to treasury for no consideration as part of a restructuring to allow the Company to acquire certain assets. No value was attributed to the transaction on the basis of prior negotiations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 1, 2005, our Board of Directors approved and authorized the engagement of the services of Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants ("DMCL") as the independent registered public accounting firm. The address for DMCL is 1140 West Pender Street, Suite 1500, Vancouver, British Columbia, Canada V6E 4G1.

We did not previously contact DMCL prior to its engagement regarding application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was sought by us from DMCL prior to its engagement regarding an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Harold W. Gardner, our President/Chief Executive Officer (“CEO”) and Jas Butalia, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2007. Based on that evaluation, Messrs. Gardner and Butalia concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A. CONTROLS AND PROCEDURES - continued

Audit Committee
Our Board of Directors has not established an audit committee.  The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2007-2008. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 8B. OTHER INFORMATION

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

As of the date of this Annual Report our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Harold W. Gardner	51	President, Chief Executive Officer, Principal Executive Officer and a director
Paul D. Brock	43	Director
David Hackman	65	Vice-President of Exploration, Secretary and a Director
Jas Butalia	58	Chief Financial Officer and a Director
Terence Schorn	73	Director

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT -continued

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Harold Gardner. Mr. Gardner has been our President/Chief Executive Officer and a director since May 1, 2007. Mr. Gardner has over twenty-five years of experience in the mining and mineral exploration industry in both the United States and South America. From 2003 to present, Mr. Gardner has served as an officer and director of Gareste Limitada, a Chilean mineral exploration and development company. From 2004 to present he has served as an officer and director of each of PGM Internacional and Aravena S.A., both of which are Mexican mineral exploration and development companies. From 1999 to present, Mr. Gardner has served as an officer, director and consultant to Boulder Resources S.A., a Peruvian mineral exploration and plant construction company. In addition, Mr. Gardner currently serves as an investment and mining consultant to several privately held U.S. companies: Taggart Industries (a Nevada-based investment fund), ZZYZZX Ltd. (a California-based investment trust) and Chile Gold Ltd. (a private consortium of investors based in Colorado). Mr. Gardner is neither a director nor an officer of any other reporting company.

Paul D. Brock. Mr. Brock has been our prior President/Chief Executive Officer, Treasurer, Principal Accounting Officer, and Principal Financial Officer from April, 2004 to May 2007. He continues to serve as a director since his appointment in April, 2004. Mr. Brock is the Chairman of VendTek Systems Inc. (TSXV:VSI), which develops software for the electronic distribution of financial services. Mr. Brock served as President of VendTek Systems Inc. from December 1988 to June 2006. Mr. Brock was a co-founder in 2003 and President of Fortune Partners Inc. which listed on the OTCBB and later acquired Power Air Corp. where he continues as a Director. Mr. Brock is also a director of several other companies both private and public. Mr. Brock has been involved in business development in the UK, the Middle East, Asia, Latin America, as well as the US and Canada. Mr. Brock is a graduate of the British Columbia Institute of Technology’s Robotics and Automation Technology Program, a graduate of Simon Fraser University’s Executive Management Development Program and a member of the professional association of the Applied Science Technologists of British Columbia since 1998.

David Hackman. Mr. Hackman has been our Vice-President of Exploration and a director since May 1, 2007, and Secretary since May 21, 2007. From January 1996 to June 2000, Mr. Hackman was the Vice President of Exploration, President and a director of Silver Eagle Resources Ltd., an exploration stage mining company. Prior to that, Mr. Hackman worked in the mineral exploration and mine development industry since 1971. Mr. Hackman holds a Bachelor of Science degree in geophysical engineering from Colorado School of Mines (1964), a Master of Science degree in geological engineering from the University of Arizona (1971), and a Doctor of Philosophy degree in geological engineering from the University of Arizona (1982).  Mr. Hackman is also a member of the board of directors of the following companies: Snowdon Resources Corp. (a Nevada corporation that is not yet a reporting company), Pacific Copper Corp. (a Delaware corporation that is a reporting company) and War Eagle Mining Company, Inc. (a British Columbia corporation that is listed on the TSX Venture Exchange and is a reporting Company in Canada). Mr. Hackman is neither a director nor an officer of any other reporting company.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT -continued

Jas Butalia. Mr. Butalia has been our Chief Financial Officer and a director since May 21, 2007. Mr. Butalia has over twenty-five years experience involving Canadian and international tax consultation and planning including, but not limited to, corporate and personal taxation, mergers and acquisitions, U.S. taxation, structuring of inbound and outbound transactions, and structuring of tax planning for individuals pertaining to offshore structures. Mr. Butalia was a tax consultation practitioner from 1976 to 2003 with BDO Dunwoody LLP, including partner from 1979. During January 2004, Mr. Butalia retired from BDO Dunwoody LLP, and currently practices as an independent tax consultant. Mr. Butalia served four years on the tax committee of BDO Dunwoody LLP, including chairman, and also served four years on the tax committee of the Institute of Chartered Accountants of British Columbia. He has authored a paper for the British Columbia Tax Conference hosted by the Canadian Tax Foundation and has written income tax courses and presented seminars for the Professional Development program of the Instituted Chartered Accountants of British Columbia and the Institute of Chartered Accountants of Alberta, and been a tutorial leader for over five years at the School of Chartered Accountancy of the Institute of Chartered Accountants of British Columbia. Mr. Butalia received a degree from the Institute of Chartered Accountants of British Columbia in 1974 and from the Institute of Chartered Accountants of Alberta in 1989. Mr. Butalia also serves on the board of directors of Beaumont Select Corporation, currently trading on the TSX stock exchange in Canada.

Terence Schorn. Mr. Schorn has been one of our directors since March 16, 2007. Mr. Schorn is a graduate of the Haileybury School of Mines, holds a diploma in Gemology and has over forty-five years experience in the mineral industry. Mr. Schorn is also a Professional Geoscientist, registered with The Association of Professional Engineers and Geoscientists of British Columbia, as well as an Accredited Gemologist. Since January of 2001 Mr. Schorn has been the President and a director of War Eagle Mining Company Inc., an exploration stage mining company conducting exploration activity in Mexico whose shares are presently listed for trading on the TSX Venture Exchange (the "TSXV") in Canada.  Since February of 2006 Mr. Schorn has also been a director of Twenty-Seven Capital Corp, another TSXV listed company.  Mr. Schorn is also a director of Snowdon Resources Corp., a reporting company listed for trading on the OTCBB.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no other significant employees. All services are provided to us on a consulting basis.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT -continued

Involvement in Certain Legal Proceedings

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended April 30, 2007.

ITEM 10. EXECUTIVE COMPENSATION

During fiscal year ended April 30, 2007, none of our directors or officers received an annual salary and bonus. Our officers and directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf. We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harold Gardner, President and CEO	2007	$-0-	-0-	-0-	-0-	---	---	---	$-0-
Paul D. Brock, Prior President/Chief Executive Officer, Treasurer, Principal Accounting Officer	2007	$-0-	-0-	-0-	-0-	---	---	---	$-0-
David Hackman, Vice-President of Exploration, Secretary	2007	$-0-	-0-	-0-	-0-	---	---	---	$-0-
David Rambaran, Prior Secretary	2007	$-0-	-0-	-0-	-0-	---	---	---	$-0-

ITEM 10. EXECUTIVE COMPENSATION - continued

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED APRIL 30, 2007

During fiscal year ended April 30, 2007, we did not grant any options to the Named Executive Officers.

DIRECTOR COMPENSATION TABLE

During fiscal year ended April 30, 2007, none of our directors received any compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Petrilli	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Terence F. Schorn	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Paul D. Brock	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Rambaran	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we have not entered into any formal employment or consulting agreements with our Named Executive Officers or directors with the exception of 808,500 warrants issued on May 18, 2007 which are exercisable at $0.70 per share expiring May 18, 2009 to acquire 808,500 shares of Common Stock in connection with management services to be rendered by our current President and Director on May 18, 2007.

COMPENSATION OF DIRECTORS

Generally, our directors do not receive salaries or fees for serving as directors, nor do they receive any compensation for attending meetings of the board of directors. Directors are entitled to reimbursement of expenses incurred in attending meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 86,750,400 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares Owned(1)	Percentage of Class(1)
Directors and Officers:
Harold W. Gardner 3430 East Sunrise Drive, Suite 120 Tucson, Arizona 85718	5,034,000 (2)	5.7%
Paul D. Brock 3430 East Sunrise Drive, Suite 120 Tucson, Arizona 85718	1,000,000 (3)	1.2%
David Hackman 3430 East Sunrise Drive, Suite 120 Tucson, Arizona 85718	-0-	0.0%
Jas Butalia 3430 East Sunrise Drive, Suite 120 Tucson, Arizona 85718	-0-	0.0%
Terence Schorn 3430 East Sunrise Drive, Suite 120 Tucson, Arizona 85718	-0-	0.0%
All executive officers and directors as a group (5 persons)	6,034,000 (4)	6.8%
Major Shareholders:
Integrity Capital Group LLC. 772 Wurzbach Road, Suite 902 San Antonio, Texas	28,050,300 (5)	32.3%
West Peak Ventures of Canada Limited 1000 – 789 West Pender Street Vancouver, B.C. Canada, V6C 1H2	5,000,000 (6)	5.7%
Agosto Corporation Limited Wickhams Cay 1, Road Town Tortola, British Virgin Islands	7,900,000 (7)	9.0%

1.
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 86,750,400 shares issued and outstanding.

2.
This figure includes: (i) 3,425,500 shares of restricted Common Stock; (ii) 808,500 warrants which are exercisable at $0.70 per share expiring May 18, 2009 to acquire 808,500 shares of Common Stock; and (iii) 800,000 warrants which are exercisable at $1.50 per share expiring May 18, 2009 to acquire 800,000 shares of Common Stock.

3.
In accordance with the terms and provisions of the Option Agreement, the Vendors granted to us the sole and exclusive Option to acquire a 100% undivided beneficial and registerable interest in and to certain unencumbered mineral property interest in consideration of the sale and transfer by Mr. Brock to the Vendors of an aggregate 35,500,000 shares of our restricted Common Stock held of record by Mr. Brock at a purchase price of $0.00001 per share. The Option Agreement was subject to certain conditions precedent which, if satisfactorily satisfied, triggered Mr. Brock’s obligatory sale and transfer. Effective May 7, 2007, we completed the terms and conditions of the Option Agreement thus requiring Mr. Brock to transfer to the Vendors an aggregate 35,500,000 shares of common stock pursuant to a private transaction, thus leaving 1,000,000 shares held of record by Mr. Brock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

4.
This figure includes: (i) 4,425,500 shares of restricted Common Stock; (ii) 808,500 warrants which are exercisable at $0.70 per share expiring May 18, 2009 to acquire 808,500 shares of Common Stock; and (iii) 800,000 warrants which are exercisable at $1.50 per share expiring May 18, 2009 to acquire 800,000 shares of Common Stock.

5.
In accordance with the terms and provisions of the Option Agreement, the Vendors granted to us the sole and exclusive Option to acquire a 100% undivided beneficial and registerable interest in and to certain unencumbered mineral property interest in consideration of the sale and transfer by one of our founding shareholder/affiliate to the Vendors of an aggregate 35,500,000 shares of our restricted Common Stock held of record by our founding shareholder/affiliate at a purchase price of $0.00001 per share. Effective May 7, 2007, we completed the terms and conditions of the Option Agreement thus requiring our founding shareholder/affiliate to transfer to Integrity Capital Group LLC an aggregate 28,050,300 shares of common stock pursuant to a private transaction.

6.
This figure consists of: (i) 4,500,000 shares of common stock held of record; and (ii) 500,000 warrants exercisable into 500,000 shares of common stock, which warrants are exercisable at $0.70 per share expiring on May 18, 2009.

7.
This figure includes: (i) 7,000,000 shares of Common Stock; (ii) 900,000 warrants of which 200,000 warrants are exercisable at $1.50 per share expiring March 25, 2009 and 700,000 warrants are exercisable at $0.70 per share expiring on May 7, 2009.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR COMPENSATION

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR COMPENSATION - continued

•
During fiscal year ended April 30, 2007, our current Secretary, Vice-President and director provided advances to us in the aggregate amount of $7,401 through a related company; one of our significant shareholders provided advances to us relating to exploration due diligence costs incurred in the amount of $125,496, which have been repaid in full during July 2007 without interest.

•
During fiscal year ended April 30, 2007, our prior Secretary donated management services in the aggregate amount of $3,000 to us and rent in the aggregate amount of $3,000; our prior President and director donated management services in the aggregate amount of $3,000 to us; and one of our past directors provides donated management services in the aggregate amount of $3,000 to us.

ITEM 13. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-KSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Stock Certificate(1)
10.1	Arlington #1 Mining Claim(2)
10.2	Arlington #2 Mining Claim (2)
10.3
Mineral Property Acquisition Agreement dated for reference as fully executed on April 12, 2007, as entered into between Zoro Mining Corp. and each of Eduardo Esteffan M., Fresia Sepulveda H., Eduard Esteffan S., Gretchen Esteffan S., Claudio Esteffan S. and Integrity Capital Group LLC. (3)

21.1	List of Subsidiaries
23.1	Consent of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants(1)
23.2	Consent of Conrad C. Lysiak, Esq.(1)
99.1	Subscription Agreement(1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbane-Oxley Act.

(1)  Filed as an Exhibit to the Company's Registration Statement on Form SB-1 filed with the SEC on August 10, 2005 and incorporated herein by this reference.
(2)  Filed as an Exhibit to the Company's Registration Statement Amendment No. 1 to Form SB-1 filed with the SEC on May 12, 2006 and incorporated herein by this reference.
(3)  Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 16, 2007 and incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended April 30, 2007, we incurred approximately $24,300 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended April 30, 2007 and for the review of our financial statements for the quarters ended July 31, 2006, October 31, 2006, and January 31, 2007.

During fiscal year ended April 30, 2007, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZORO MINING CORP.

Dated: August 10, 2007	By:	/s/ HAROLD W. GARDNER
Harold W. Gardner, President/Chief Executive Officer

Dated: August 10, 2007	By:	/s/ JAS BUTALIA
Jas Butalia, Chief Financial Officer