Form 10QSB
period 2007-07-31
Zoro Mining Corp.
filed 2007-09-19
CIK 1329484

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

         For the period ended July 31, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission file number: 333-127388

Zoro Mining Corp.
(Name of small business issuer in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3430 East Sunrise Drive, Suite 160 Tucson, Arizona 85718
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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 10, 2007
Common Stock, $0.00001 par value	86,750,400

Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ZORO MINING CORP.

FORM 10-QSB

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report includes or is based upon estimates projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Naturally Advanced Technologies, Inc. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, our ability to continue to successfully compete in the apparel and fiber markets. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimate, projections or other "forward looking statements" involve various risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

PART I

ITEM 1. FINANCIAL STATEMENTS

ZORO MINING CORP.
 (An Exploration Stage Company)
July 31, 2007
(Unaudited)

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	July 31, 2007 $	April 30, 2007 $
	(Unaudited)
CURRENT ASSETS
Cash	2,789,010	2,405,857
Prepaid expenses	6,727	176,727
Accounts receivable	8,875	-
Loan receivable (Note 3)	126,875	125,000

Total Current Assets	2,931,487	2,707,584

EQUIPMENT, net of accumulated depreciation of $8,982	350,290	-

TOTAL ASSETS	3,281,776	2,707,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	98,565	106,365
Due to related parties (Note 4)	628,989	132,897

Total Current Liabilities	727,554	239,262

Stockholders’ Equity

Capital stock (Note 5) 3,600,000,000 shares authorized, $0.00001 par value
86,750,400 shares issued and outstanding (April 30, 2007 – 216,450,000)	868	2,164
Additional paid-in capital	7,268,428	99,136
Subscriptions received (Note 5)	-	2,600,000
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(4,749,574)	(267,478)

Total Stockholders’ Equity	2,554,222	2,468,322

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	3,281,776	2,707,584

GOING CONCERN CONTINGENCY (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31		From April 20, 2004 (Date of Inception) to
	2007	2006	July 31, 2007
	$	$	$
Expenses
Consulting	47,020	-	47,020
Depreciation	8,982	-	8,982
Donated services	-	3,000	25,500
Filing and transfer agent fees	8,089	-	8,089
Management and administration	214,108	-	214,108
Mineral property costs (Note 3)	4,171,175	2,803	4,226,516
Office and general	16,639	94	117,463
Professional fees	38,672	12,190	124,486
	(4,504,685)	(18,087)	(4,772,164)

Other income
Interest income	22,590	-	22,590

Net loss	(4,482,096)	(18,087)	(4,749,574)

Basic and diluted net loss per common share	(0.05)	-

Weighted average number of common shares outstanding – basic and diluted (Note 1)	96,632,430	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31		From April 20, 2004 (Date of Inception) to
	2007	2006	July 31, 2007
	$	$	$
Cash Flows From Operating Activities

Net loss	(4,482,096)	(18,087)	(4,749,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent	-	750	9,000
Donated services	-	2,250	25,500
Stock-based management fees	209,293	-	209,293
Warrants issued for mineral properties	3,192,763	-	3,192,763
Depreciation	8,982	-	8,982
Changes in operating assets and liabilities:
Prepaid expenses	170,000	(1,500)	(6,727)
Accounts receivable	(8,875)	-	(8,875)
Accounts payable and accrued liabilities	(7,800)	3,773	98,565
Amounts due to related parties	496,092	12,803	628,989

Net Cash Used in Operating Activities	(421,641)	(11)	(1,221,073)

Cash Flows From Investing Activities
Expenditures for equipment	(359,271)	-	(359,271)
Loan receivable	(1,875)	-	(126,875)

Net Cash Used in Investing Activities	(361,146)	-	(486,146)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and share subscriptions received	1,165,940	-	3,867,240

Net Cash Provided by Financing Activities	1,165,940	-	4,496,229

Net Increase (Decrease) in Cash	383,153	(11)	2,789,010

Cash - Beginning	2,405,857	57	-

Cash - Ending	2,789,010	46	2,789,010

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity

					Deficit
					Accumulated
			Additional	Common	During the
			Paid-in	Stock	Exploration	Donated
	Common Stock		Capital	Subscriptions	Stage	Capital	Total
	#	$	$	$	$	$	$

Balance – April 30, 2007	216,450,000	2,164	99,136	2,600,000	(267,478)	34,500	2,468,322

Shares and warrants issued for private placement at $1.25 per unit (Note 5(a))	3,150,400	32	3,765,908	(2,600,000)	–	–	1,165,940
Share cancellation (Note 5(a))	(132,850,000)	(1,328)	1,328	–	–	–	–
Fair value of warrants issued for mineral properties (Note 3)	–	–	3,192,763	–	–	–	3,192,763
Fair value of warrants issued for services (Note 5(b))	–	–	209,293	–	–	–	209,293
Net loss	–	–	–	–	(4,482,096)	–	(4,482,096)

Balance – July 31, 2007 (Unaudited)	86,750,400	868	7,268,428	–	(4,749,574)	34,500	2,554,222

The accompanying notes are an integral part of these consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Unaudited)

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

Principles of Consolidation

During the quarter ended July 31, 2007, the Company incorporated three wholly-owned subsidiaries in each of Peru (Zoro Mining SAC, dba “Zoro Peru”), Chile (Sociedad Chile Limitada, dba “Zoro Chile”), and Mexico (Aravena SA, dba “Zoro Mexico”) to beneficially hold property titles in each country.  These financial statements include the accounts of Zoro Mining Corp., and its wholly-owned subsidiaries Zoro Peru, Zoro Chile, and Zoro Mexico (collectively the “Company”).  All intercompany transactions and balances have been eliminated.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2007, the Company has accumulated losses of $4,749,574 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Fiscal Year

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.  The Company’s fiscal year-end is April 30.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements may not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for the year ended April 30, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

c)	Equipment

Equipment is recorded at cost.  Depreciation is provided using the straight-line method over 5 years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

d)	Mineral Property Costs

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at their estimated fair value at the time the shares are due under the terms of the property agreements.  To date, the Company has not capitalized mineral property acquisition costs as the criteria for capitalizing such costs has not been met.

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

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company’s financial position or results of operations.  As at July 31, 2007, any potential costs relating to the retirement of the Company’s mineral property interest are not yet determinable.

e)	Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that would permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

d)	Stock-Based Compensation (continued)

The Company adopted the requirements of SFAS No. 123R for the fiscal year beginning on May 1, 2006; however, no stock-based compensation expense was recorded in the first quarter of 2006 as the Company had not granted any stock options. Therefore, no pro-forma disclosure has been provided.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123R and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

3.	Mineral Properties

During the year ended April 30, 2007, $125,000 was advanced to a property vendor under a failed property acquisition agreement.  This amount is repayable within one year and bears interest at 6% simple interest over the one year term, which is to March 12, 2008.  During the quarter ended July 31, 2007, interest of $1,875 has accrued on this note.

Pursuant to an agreement dated April 12, 2007 and effective on May 7, 2007, the Company agreed to the terms and conditions of a mineral property acquisition agreement between the Company and various third parties pursuant to which the vendors agreed to transfer a 100% undivided legal, beneficial and registerable interest in and to six separate mineral property projects, totalling approximately 28,173 acres in Chile, 6,672 acres in Mexico, and a further 4,942 acres located in Peru (the “Mineral Property Acquisition Agreement”).

In order to complete the acquisitions, three wholly-owned subsidiaries in each of Peru, Chile, and Mexico were incorporated by the Company between May and July 2007 to beneficially hold property titles in each country.  As consideration, a founding shareholder of the Company agreed to sell an aggregate of 35,500,000 restricted common shares to the vendors at a purchase price of US$0.0001 per common share, the Company agreed to enter into certain consulting arrangements for management and administration of exploration activities with certain agents to the vendors of the properties, and the Company further agreed to pay all regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing. The Company is in the process of establishing and transferring to wholly-owned subsidiaries in each of Chile, Peru, and Mexico its various and newly acquired property interests.

On May 18, 2007 and in connection with the Mineral Property Acquisition Agreement, the Company issued an aggregate of 4,670,000 warrants to purchase restricted common shares of the Company at a price of $0.70 per share for a term until May 18, 2009 for finders’ fees in connection with the exploration properties acquired of which 808,500 warrants were issued to the current President and Director of the Company. The term of these warrants is two years. The fair value of these warrants at the date of grant of $3,192,763 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40% and has been recorded as a charge to operations in the period.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Unaudited)

4.	Related Party Transactions

Related party transactions not otherwise disclosed elsewhere in these financial statements are listed as follows:

a)
During the year ended April 30, 2007, a significant shareholder of the Company provided advances to the Company relating to exploration due diligence costs and a loan incurred in the amount of $125,496.  These advances were repaid in full in July 2007 without interest.

b)	During the quarter ended July 31, 2007, the Company paid $22,000 to the benefit of a director and officer of the Company for services rendered.

c)
During the quarter ended July 31, 2007, a corporation with a director in common incurred costs of $621,132 on behalf of the Company for the purpose of acquiring exploration  equipment and paying certain mineral property costs in Peru and Chile.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

5.	Capital Stock

a)	Share issuance and cancellation:

In connection with a private placement, the Company issued in four tranches a total of 3,150,400 units of securities for $3,938,000.  Each unit was priced at $1.25 and was comprised of one common share and one share purchase warrant to purchase a further share of common stock at a price of $1.50 for a two-year period from the effective date of registration of the securities underlying the units.  A total of $172,060 and 100,800 warrants were paid to consultants as finders’ fees in connection with the private placement, with such warrants having the same terms and conditions as the warrants in the units of the private placement.

On May 7, 2007, and in connection with the Mineral Property Acquisition Agreement, an aggregate of 132,850,000 common shares of the Company held by certain directors of the Company were cancelled and returned to treasury for no consideration as part of a restructuring to allow the Company to acquire certain assets. No value was attributed to the transaction on the basis of prior negotiations.

b)	Warrants:

On May 18, 2007 and in connection with the Mineral Property Acquisition Agreement, the Company issued an aggregate of 4,670,000 warrants to purchase restricted common shares of the Company at a price of $0.70 per share for a term until May 18, 2009 for finders’ fees in connection with the exploration properties acquired of which 808,500 warrants were issued to the current President and Director of the Company. The term of these warrants is two years. The fair value of these warrants at the date of grant of $3,192,763 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40%, and was recorded in accordance with the provisions of SFAS 148

On May 18, 2007 and in connection with management services to be rendered by the current President and director of the Company, the Company issued an aggregate of 800,000 warrants to purchase common shares of the Company at a price of $1.50 per share for a term until May 18, 2009.  The term of these warrants is two years. The fair value of these warrants at the date of grant of $209,293 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40%, and was recorded in accordance with the provisions of SFAS 148.

To date, there have been no stock options granted.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
July 31, 2007
(Unaudited)

6.	Corporate Services Agreement

On May 1, 2007, the Company executed a corporate support services agreement effective January 1, 2007 with a third party to perform office and administrative services for approximately $14,100 (CDN$15,000) per month.

7.	Non-cash Investing and Financing Activities

During the three months ended July 31, 2007, the Company issued 100,800 warrants with an estimated fair value of $37,767 as a finder’s fee in a private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We are engaged in the acquisition and exploration of mineral properties located in South America and Mexico.  We currently have interests in an aggregate of approximately 33,115 gross acres located in Chile and Peru, and a further 6,672 gross acres located in Mexico, targeting gold, copper, and platinum.

We have not established any proven or probable reserves on our mineral property interests. To date, we have been engaged primarily in organizational activities and have engaged in minimal exploratory drilling at our property located in Chile. We plan to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. As such, we are considered an exploration stage company. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic feasibility of our properties is determined. We have no known reserves of gold, copper, platinum or any other type of mineral on our properties.

Subsidiaries

During May 2007 through July 2007 and in accordance with applicable local laws and regulations in Chile, Peru and Mexico, we incorporated three wholly-owned subsidiaries in Chile, Peru and Mexico as follows: Sociedad Zoro Chile Limitada, in Chile, South America; Zoro Mining SAC, in Peru, South America; and Aravena SA in Mexico. We are in the process of transferring title to our property interests in each such country to the respective subsidiary located in such country. See “MINERAL INTERESTS – South America and Mexico.”

Cancellation of Shares

On May 7, 2007, and in connection with a certain mineral property acquisition agreement, an aggregate of 132,850,000 shares of our common stock held by certain of our directors were cancelled and returned to treasury at no value on the basis of pre-existing negotiations. Thus, as of the date of this Quarterly Report, our total issued and outstanding shares of common stock is 86,750,400. See “Part II. OTHER INFORMATION – Item 2. Unregistered Sales of Securities and Use of Proceeds.:

MINERAL INTERSTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

MINERAL INTERSTS - continued

In order to complete the acquisition of the Property, three wholly-owned subsidiaries in each of Peru, Chile and Mexico were incorporated by us to beneficially hold property titles in each country in order to comply with all applicable laws relating thereto. As of the date of this Quarterly Report, we are in the process of establishing and transferring to our wholly-owned subsidiaries in each of Chile, Peru and Mexico our respective newly acquired interests in the Property. In order to complete the acquisition of the Property, we further caused one of our existing founding shareholders to sell an aggregate of 35,500,000 restricted shares of common stock held of record by such shareholder to the Vendors at an aggregate purchase price of $0.00001 per common share.

As of the date of this Quarterly Report, we have paid and will continue to pay to, or on the Vendors' behalf, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests comprising the Property and any underlying option agreements respecting any of the mineral property interests comprising the Property in good standing. Furthermore, as of the date of this Quarterly Report, we are in the process of evaluating the various Property interests and completing further due diligence in order to determine our best course of planned exploration and development work moving forward.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006.

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the three months ended July 31, 2007 and 2006.

	Three Months Ended July 31, 2007 (unaudited)	Three Months Ended July 31, 2006 (unaudited)
Expenses
Consulting	$ 47,020	$ -
Depreciation	8,982
Donated services	-	3,000
Filing and transfer agent fees	8,089	-
Management and administration	214,108	-
Mineral property costs	4,171,175	2,803
Office and general	16,639	94
Professional fees and organizational costs	38,672	12,190
Loss	($4,504,685)	($18,087)
Interest income	22,590	-0-
Net loss	($4,482,096)	($18,087)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

RESULTS OF OPERATIONS - continued

Our net loss during the three-month period ended July 31, 2007 was $4,504,685 compared to $18,087 for the three-month period ended July 31, 2006, an increased loss of $4,486,598.

During the three-month periods ended July 31, 2007 and 2006, respectively, we did not generate any revenue. During the three-month period ended July 31, 2007, we incurred expenses in the aggregate amount of $4,504,685 compared to $18,087 incurred during the three-month period ended July 31, 2006, an increase of $4,486,598. The operating expenses incurred during the three-month period ended July 31, 2007 consisted of: (i) mineral property costs of $4,171,175 (2006: $2,803); (ii) management and administration of $214,108 (2006: $nil); (iii) consulting expenses of $47,020 (2006: $nil); (iv) professional fees and organizational costs of $38,672 (2006: $12,190); (v) office and general of $16,639 (2006: $45); (vi) donated services of $-0- (2006: $3,000); (vii) depreciation of $8,982 (2006: $nil); and (viii) filing and transfer agent expenses of $8,089 (2006: $0). During the three-month period ended July 31, 2007, expenses were offset by other income consisting of interest income in the amount of $22,590 (2006: $nil), resulting in a net loss of $4,482,096 compared to a net loss of $18,087 for the same period in 2006.

The increase in net loss during the three-month period ended July 31, 2007 compared to the three-month period ended July 31, 2006 is attributable primarily to the increase in mineral property costs and management and administrative fees and consulting expenses relating to the increase in the scale and scope of acquisition and exploratory programs in South America and acquisition related impairment of certain leases acquired in South America, and an increase in overall office and general expenses. Our net loss during the three-month period ended July 31, 2007 was $4,482,096 or $0.05 per share compared to a net loss of $18,087 or $nil per share for the three-month period ended July 31, 2006. The weighted average number of shares outstanding for the three-month period ended July 31, 2007 was 96,632,430 compared to 5,000,000 at July 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

At July 31, 2007, our current assets were $2,931,487 and our current liabilities were $727,554, resulting in a working capital surplus of $2,203,933. At July 31, 2007, our total assets were $3,281,776 compared to $2,612 at July 31, 2006. Our total assets consisted of: (i) $2,789,010 in cash (2006: $46); (ii) $6,727 in prepaid expenses (2006: $2,566); (iii) $8,875 in accounts receivable (2006: $0); and (iv) $126,875 in loan receivable (2006: $0). At July 31, 2007, our total current liabilities were $727,554 compared to $42,177 at July 31, 2006. Our current liabilities consisted of: (i) $628,989 in amounts due to related parties; and (ii) $98,565 in accounts payable and accrued liabilities. The increase in current liabilities was due to the increase in amounts due to related parties in conjunction with increased exploration expenditures made on the Company’s behalf by its operator in South America and increasing accounts payable due to scale and scope of exploration and business activity.

Stockholders’ equity increased from a deficit of ($39,565) as at July 31, 2006 to a surplus of $2,554,222 as at July 31, 2007.

We have not generated positive cash flows from operating activities. For the three-month period ended July 31, 2007, net cash used in operating activities was $421,641 compared to net cash used in operating activities of $11 for the three-month period ended July 31, 2006. Net cash flow used in operating activities during the three-month period ended July 31, 2007 consisted primarily of a net loss of $4,482,096 adjusted by $3,402,056 in the fair value of warrants issued for mineral properties and management fees, a $170,000 decrease in prepaid expenses and a $496,092 increase in amounts due to related parties.

For the three-month period ended July 31, 2007, net cash used in investing activities was ($361,146) compared to $nil for the three-month period ended July 31, 2006. Net cash used in investing activities for the three-month period ended July 31, 2007 primarily consisted of $359,271 of acquired exploration related equipment.

For the three-month period ended July 31, 2007, net cash provided by financing activities was $1,165,940 compared to $nil for the three-month period ended July 31, 2006. Net cash provided by financing activities during the three month period ended July 31, 2007 related to $1,165,940 as proceeds from the issuance of common stock in connection with a private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

PLAN OF OPERATION

During fiscal year ended April 30, 2007 and through the date of this Quarterly Report, we completed a private placement pursuant to which we issued an aggregate of 3,150,400 Units at a subscription price of $1.25 per Unit for total gross proceeds of $3,938,000 with each Unit being comprised of one common share and one non-transferable share purchase Warrant. Each resulting Warrant entitles the subscriber to purchase an additional share of our common stock ("Warrant Share") at a price of $1.50 per share for a two year period commencing upon the date of issuance of the Units, May 18, 2007, and ending on the date that is two years from the effective date of registration with the Securities and Exchange Commission of the common shares underlying the warrants.

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

The audit report of the independent registered public accounting firm that accompanies our April 30, 2007 and April 30, 2006 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report and other than as disclosed below, we do not have any material commitments for fiscal year 2007 - 2008.

Acquisition Expenditures – Option Agreement

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee.  The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2007-2008. When established, the audit committee's primary function will be to provide advice with respect our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 3. INTERNAL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Harold Gardner, our President and Chief Operating Officer, and Jas Butalia, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007. Based on that evaluation, Messrs. Gardner and Butalia concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1. LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or other actions that have been threatened against us or our properties:

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three-month period ended July 31, 2007, we issued 11,070,400 shares of our common stock pursuant to contractual debts or financings and shares of our common stock were cancelled and returned to treasury as follows.

•
During the three-month period ended July 31, 2007, we issued an aggregate of 3,150,400 shares of restricted common stock through a private placement of Units, at $1.25 per Unit, for total proceeds of $3,938,000, of which $2,600,000 was received in the year ended April 30, 2007. Each unit consists of one common share in our capital stock and one non-transferable common stock purchase warrant at an exercise price of $1.50 per Warrant Share. The expiration date for the warrants is 2 years from the effective date of registration. A registration statement is to be filed with the SEC to qualify the securities underlying the units on a best efforts basis.  The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act of 1933, as amended, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition ofthe securities. No underwriter was involved in the transaction and no commission was paid.  In connection with this private placement, 46,200 finder’s warrants were issued to third parties with terms similar to those warrants forming part of the Units sold.

•
On May 7, 2007, and in connection with the terms and provisions of the Option Agreement, an aggregate of 132,850,000 shares of our common stock held by certain of our directors were cancelled and returned to treasury at no value on the basis of pre-existing negotiations.

•
On May 18, 2007, and in connection with the terms and provisions of the Option Agreement, we granted an aggregate of 4,670,000 warrants to purchase restricted shares of our common stock at an exercise price of $0.70 per share for a term until May 18, 2009. Of the 4,670,000 warrants granted, an aggregate of 808,500 warrants were issued to Harold Gardner, our President and Chief Executive Officer and one of our directors as compensation for finders’ fee in connection with the exploration properties acquired.

•
On May 18, 2007, and in connection with management services to be rendered by our President and Chief Executive Officer, we granted an aggregate of 800,000 warrants to purchase restricted shares of our common stock at an exercise price of $1.50 per share for a term until May 18, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoro Mining Corp.

Date: September 19, 2007	By: /s/ Harold Gardner
Harold Gardner, President and Chief Executive Officer

Date: September 19, 2007	By: /s/ Jas Butalia
Jas Butalia Chief Financial Officer