Form 10QSB/A
period 2007-07-31
Zoro Mining Corp.
filed 2007-12-14
CIK 1329484

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
Form 10-QSB/A
Amendment No. 1

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

         For the period ended July 31, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission file number: 333-127388

Zoro Mining Corp.
(Name of small business issuer in its charter)

Nevada	71-1031086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

This Quarterly Report includes or is based upon estimates projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Zoro Mining Corp. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, our ability to continue to successfully compete in the apparel and fiber markets. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31		From April 20, 2004 (Date of Inception) to
	2007	2006	July 31, 2007
	$	$	$
Cash Flows From Operating Activities

Net loss	(4,482,096)	(18,087)	(4,749,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent	-	750	9,000
Donated services	-	2,250	25,500
Stock-based management fees	209,293	-	209,293
Warrants issued for mineral properties	3,192,763	-	3,192,763
Depreciation	8,982	-	8,982
Changes in operating assets and liabilities:
Prepaid expenses	170,000	(1,500)	(6,727)
Accounts receivable	(8,875)	-	(8,875)
Accounts payable and accrued liabilities	(7,800)	3,773	98,565
Amounts due to related parties	496,092	12,803	628,989

Net Cash Used in Operating Activities	(421,641)	(11)	(592,084)

Cash Flows From Investing Activities
Expenditures for equipment	(359,271)	-	(359,271)
Loan receivable	(1,875)	-	(126,875)

Net Cash Used in Investing Activities	(361,146)	-	(486,146)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and share subscriptions received	1,165,940	-	3,867,240

Net Cash Provided by Financing Activities	1,165,940	-	3,867,240

Net Increase (Decrease) in Cash	383,153	(11)	2,789,010

Cash - Beginning	2,405,857	57	-

Cash - Ending	2,789,010	46	2,789,010

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

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

Zoro Mining Corp.

Date: December 7, 2007	By: /s/ Harold Gardner
Harold Gardner, President and Chief Executive Officer

Date: December 7, 2007	By: /s/ Jas Butalia
Jas Butalia Chief Financial Officer