Form 10QSB
period 2007-10-31
Zoro Mining Corp.
filed 2007-12-14
CIK 1329484

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 31, 2007

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 11, 2007
Common Stock, $0.00001 par value	86,750,400

Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

ZORO MINING CORP.

FORM 10-QSB

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report includes or is based upon estimates projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Zoro Mining Corp. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, our ability to continue to successfully compete in the apparel and fiber markets. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimate, projections or other "forward looking statements" involve various risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

PART I

ITEM 1. FINANCIAL STATEMENTS

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	October 31, 2007 $	April 30, 2007 $
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	2,007,749	2,405,857
Prepaid expenses	146,727	176,727
Accounts receivable	126,604	-
Loan receivable (Note 3)	128,750	125,000

Total Current Assets	2,409,830	2,707,584

EQUIPMENT, net of accumulated depreciation of $27,241	348,905	-

TOTAL ASSETS	2,758,735	2,707,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	189,649	106,365
Due to related parties (Note 4)	628,533	132,897

Total Current Liabilities	818,182	239,262

Stockholders’ Equity

Capital stock (Note 5) 3,600,000,000 shares authorized, $0.00001 par value
86,750,400 shares issued and outstanding (April 30, 2007 – 216,450,000)	868	2,164
Additional paid-in capital	7,268,428	99,136
Subscriptions received	-	2,600,000
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(5,363,243)	(267,478)

Total Stockholders’ Equity	1,940,553	2,468,322

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,758,735	2,707,584

GOING CONCERN CONTINGENCY (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31		Six Months Ended October 31		From April 20, 2004 (Date of Inception) to October 31,
	2007	2006	2007	2006	2007
	$	$	$	$	$
Expenses
Consulting	95,226	-	142,246	-	138,246
Depreciation	18,259	-	27,241	-	27,241
Donated services	-	3,000	-	6,000	25,500
Filing and transfer agent fees	1,410	-	9,499	-	9,499
Management and administration	37,322	-	251,430	-	217,346
Mineral property costs (Note 3)	245,696	5,498	4,416,871	8,301	4,398,470
Office and general	177,583	1,897	194,222	1,991	281,085
Professional fees	66,400	17,880	105,072	30,070	190,886
	(641,896)	(28,275)	(5,146,581)	(46,362)	(5,288,273)

Other income
Interest income	28,226	-	50,816	-	50,816

Net loss	(613,670)	(28,275)	(5,095,765)	(46,362)	(5,237,457)

Basic and diluted net loss per common share	(0.01)	(0.00)	(0.06)	(0.01)

Weighted average number of common shares outstanding – basic and diluted (Note 1)	86,750,748	5,675,001	91,691,589	5,337,501

The accompanying notes are an integral part of these consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From April 20,
	Six Months		2004 (Date of
	Ended October 31		Inception) to
	2007 $	2006 $	October 31, 2007 $
Cash Flows From Operating Activities

Net loss	(5,095,765)	(46,362)	(5,363,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent	-	1,500	9,000
Donated services	-	4,500	25,500
Stock-based management fees	209,293	-	209,293
Warrants issued for mineral properties	3,192,763	-	3,192,763
Depreciation	27,241	-	27,241
Accrued interest	3,750	-	3,750
Changes in operating assets and liabilities:
Prepaid expenses	30,000	66	(146,727)
Accounts receivable	(126,604)	-	(126,604)
Accounts payable and accrued liabilities	83,284	2,465	189,649
Amounts due to related parties	495,636	(15,694)	628,533

Net Cash Used in Operating Activities	(1,180,402)	(53,525)	(1,350,845)

Cash Flows From Investing Activities
Expenditures for equipment	(376,146)	-	(376,146)
Loan receivable	-	-	(125,000)

Net Cash Used in Investing Activities	(376,146)	-	(501,146)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and share subscriptions received	1,165,940	101,250	3,867,240

Net Cash Provided by Financing Activities	1,165,940	-	3,867,240

Net Increase (Decrease) in Cash	(398,108)	47,725	2,007,749

Cash - Beginning	2,405,857	57	-

Cash - Ending	2,007,749	47,782	2,007,749

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

Other non-cash transactions – refer to Note 7

The accompanying notes are an integral part of these consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
					Deficit
					Accumulated
			Additional	Common	During the
			Paid-in	Stock	Exploration	Donated
	Common Stock		Capital	Subscriptions	Stage	Capital	Total
	#	$	$	$	$	$	$

Balance – April 30, 2007	216,450,000	2,164	99,136	2,600,000	(267,478)	34,500	2,468,322

Shares and warrants issued for private placement at $1.25 per unit (Note 5(a))	3,150,400	32	3,765,908	(2,600,000)	–	–	1,165,940
Share cancellation (Note 5(a))	(132,850,000)	(1,328)	1,328	–	–	–	–
Fair value of warrants issued for mineral properties (Note 3)	–	–	3,192,763	–	–	–	3,192,763
Fair value of warrants issued for services (Note 5(b))	–	–	209,293	–	–	–	209,293
Net loss	–	–	–	–	(5,095,765)	–	(5,095,765)
Balance – October 31, 2007 (Unaudited)	86,750,400	868	7,268,428	–	(5,363,243)	34,500	1,940,553

The accompanying notes are an integral part of these consolidated financial statements.

ZORO MINING CORP.
NOTES TO FINANCIAL STATEMENTS

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

Principles of Consolidation

During the six month period ended October 31, 2007, the Company incorporated three wholly-owned subsidiaries in each of Peru (Zoro Mining SAC, dba “Zoro Peru”), Chile (Sociedad Chile Limitada, dba “Zoro Chile”), and Mexico (Aravena SA, dba “Zoro Mexico”) to beneficially hold property titles in each country.  These financial statements include the accounts of Zoro Mining Corp., and its wholly-owned subsidiaries Zoro Peru, Zoro Chile, and Zoro Mexico (collectively the “Company”).  All intercompany transactions and balances have been eliminated.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2007, the Company has accumulated losses of $5,363,243 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
NOTES TO FINANCIAL STATEMENTS

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

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company’s financial position or results of operations.  As at October 31, 2007, any potential costs relating to the retirement of the Company’s mineral property interest are not yet determinable.

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

ZORO MINING CORP.
NOTES TO FINANCIAL STATEMENTS

2.           Summary of Significant Accounting Policies (continued)

e)	Stock-Based Compensation (continued)

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

3.   Mineral Properties

During the year ended April 30, 2007, $125,000 was advanced to a property vendor under a failed property acquisition agreement.  This amount is repayable within one year and bears interest at 6% simple interest over the one year term, which is to March 12, 2008.  During the period ended October 31, 2007, interest of $3,750 has accrued on this note.

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

In order to complete the acquisitions, three wholly-owned subsidiaries in each of Peru, Chile, and Mexico were incorporated by the Company between May and July 2007 to beneficially hold property titles in each country.  As consideration, a founding shareholder of the Company agreed to sell an aggregate of 35,500,000 restricted common shares to the vendors at a purchase price of US$0.0001 per common share, the Company agreed to enter into certain consulting arrangements for management and administration of exploration activities with certain agents to the vendors of the properties, and the Company further agreed to pay all regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing. The Company is in the process of establishing and transferring to the wholly-owned subsidiaries its various and newly acquired property interests.

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

ZORO MINING CORP.
NOTES TO FINANCIAL STATEMENTS

4.      Related Party Transactions (continued)

b)
During the six months ended October 31, 2007, the Company paid $57,500 (2006: nil) to a director and officer of the Company for services rendered and incurred $37,500 (2006: nil) in fees to a second director and officer of the Company for services rendered. At October 31, 2007, $37,500 is unpaid and is included in accounts payable.  At October 31, 2007 $7,401 is owing to a director for expenses paid on behalf of the Company.

c)
During the six months ended October 31, 2007, a corporation with a director in common incurred costs of $621,132 on behalf of the Company for the purpose of acquiring exploration equipment and paying certain mineral property costs in Peru and Chile.  These amounts are outstanding at October 31, 2007.

d)
During the six months ended October 31, 2007, the Company paid $106,913 in exploration expenditures on behalf of a separate public company with two of the Company’s directors in common.  The nature of the expenditures incurred on behalf of the third party company relates to shared exploration expenditures in similar operating areas of Chile and Peru and such expenditures are reimbursable to the Company.   This amount is included in accounts receivable at October 31, 2007.

During the six months ended October 31, 2006:

a)
The former Corporate Secretary of the Company provided management services and office premises to the Company. The services were valued at $250 per month and office premises are valued at $250 per month. During the six months ended October 31, 2006, donated services of $1,500 and donated rent of $1,500 were recorded.

b)
The former President of the Company provided management services to the Company valued at $250 per month. During the six months ended October 31, 2006, donated management services of $1,500 were recorded.

c)	A director of the Company provided management services to the Company valued at $250 per month. During the six months ended October 31, 2006, donated management services of $1,500 were recorded.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

5.      Capital Stock

a)	Share issuances and cancellations:

In connection with a private placement, the Company issued in four tranches a total of 3,150,400 units of securities for $3,938,000, of which $2,600,000 had been received at April 30, 2007.  Each unit was priced at $1.25 and was comprised of one common share and one share purchase warrant to purchase a further share of common stock at a price of $1.50 for a two-year period from the effective date of registration of the securities underlying the units.  A total of $172,060 and 100,800 warrants were paid to consultants as finders’ fees in connection with the private placement, with such warrants having the same terms and conditions as the warrants in the units of the private placement.

On May 7, 2007, and in connection with the Mineral Property Acquisition Agreement, an aggregate of 132,850,000 common shares of the Company held by certain directors of the Company were cancelled and returned to treasury for no consideration as part of a restructuring to allow the Company to acquire certain assets. No value was attributed to the transaction on the basis of prior negotiations.

ZORO MINING CORP.
NOTES TO FINANCIAL STATEMENTS

5.      Capital Stock (continued)

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

7.     Non-cash Investing and Financing Activities

During the six months ended October 31, 2007, the Company issued 100,800 warrants with an estimated fair value of $37,767 as a finder’s fee in a private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We are engaged in the acquisition and exploration of mineral properties located in South America and Mexico.  We currently have interests in an aggregate of approximately 33,115 gross acres located in Chile and Peru, and a further 6,672 gross acres located in Mexico, targeting gold, copper and platinum.

We have not established any proven or probable reserves on our mineral property interests. To date, we have been engaged primarily in organizational activities and have engaged in minimal exploratory drilling at our property located in Chile. We plan to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. As such, we are considered an exploration or exploratory stage company. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic feasibility of our properties is determined. We have no known reserves of gold, copper, platinum or any other type of mineral on our properties.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

MINERAL INTERSTS (continued)

In order to complete the acquisition of the Property, three wholly-owned subsidiaries in each of Peru, Chile and Mexico were incorporated by us to beneficially hold property titles in each country in order to comply with all applicable laws relating thereto. As of the date of this Quarterly Report, we are in the process of establishing and transferring to our wholly-owned subsidiaries in each of Chile, Peru and Mexico our respective newly acquired interests in the Property. In order to complete the acquisition of the Property, we further caused one of our existing founding shareholders to sell an aggregate of 35,500,000 restricted shares of Common Stock held of record by such shareholder to the Vendors at an aggregate purchase price of U.S. $0.0001 per common share.

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

RESULTS OF OPERATIONS

For Six-Month Period Ended October 31, 2007 Compared to Six-Month Period Ended October 31, 2006.

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the six-month period ended October 31, 2007, which financial statements are included elsewhere in this Quarterly Report.

	For Six-Month Ended October 31, 2007 (unaudited)	For Six-Month Period Ended October 31, 2006 (unaudited)
Expenses
Consulting	$142,246	$-0-
Depreciation	27,241	-0-
Donated services	-0-	6,000
Filing and transfer agent fees	9,499	-0-
Management and administration	251,430	-0-
Mineral property costs	4,416,871	8,301
Office and general	194,222	1,991
Professional fees and organizational costs	105,072	30,070
Loss	$(5,146,581)	$(46,362)
Interest Income	50,816	-0-
Net loss	$(5,095,765)	$(46,362)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

RESULTS OF OPERATIONS (continued)

Our net loss during the six-month period ended October 31, 2007 was approximately ($5,095,765) compared to ($46,362) for the six-month period ended October 31, 2006 (an increase of $5,049,403).

During the six-month periods ended October 31, 2007 and 2006, respectively, we did not generate any revenue. During the six-month period ended October 31, 2007, we incurred expenses in the aggregate amount of $5,146,581 compared to $46,362 incurred during the six-month period ended October 31, 2006 (an increase of $5,100,219). The operating expenses incurred during the six-month period ended October 31, 2007 consisted of: (i) mineral property costs of $4,416,871 (2006: $8,301); (ii) management and administration of $251,430 (2006: $-0-); (iii) consulting expenses of $142,246 (2006: $-0-); (iv) professional fees and organizational costs of $105,072 (2006: $30,070); (v) office and general of $194,222 (2006: $1,991); (iv) depreciation of $27,241 (2006: $-0-); and (v) donated services of $-0- (2006: $6,000). During the six-month period ended October 31, 2007, expenses were offset by other income consisting of interest income in the amount of $50,816 (2006: $-0-), resulting in a net loss of ($5,095,765) compared to a net loss of ($46,362) for the same period in 2006. Of the $4,416,871 incurred as mineral property costs, we incurred costs of $621,132 to a corporation which has a common director for the purpose of acquiring exploration equipment and paying certain mineral property costs in Peru and Chile.

During the six-month period ended October 31, 2007, we paid an aggregate $57,500 to one of our directors/officers for services rendered and incurred an additional $37,500 in fees to another one of our directors/officers for services rendered. The $37,500 is due and owing and is included in accounts payable.

The increase in net loss during the six-month period ended October 31, 2007 compared to the six-month period ended October 31, 2006 is attributable primarily to the increase in mineral property costs and management and administrative fees and consulting expenses relating to the increase in the scale and scope of acquisition and exploratory programs and an increase in overall office and general expenses. Our net loss during the six-month period ended October 31, 2007 was ($5,095,765) or ($0.06) per share compared to a net loss of ($46,362) or ($0.01) per share for the six-month period ended October 31, 2006. The weighted average number of shares outstanding was 91,691,589 at October 31, 2007 compared to 5,337,501 at October 31, 2006.

For Three-Month Period Ended October 31, 2007 Compared to Three-Month Period Ended October 31, 2006.

Our net loss during the three-month period ended October 31, 2007 was approximately ($613,670) compared to ($28,275) for the three-month period ended October 31, 2006 (an increase of $585,395).

During the three-month periods ended October 31, 2007 and 2006, respectively, we did not generate any revenue. During the three-month period ended October 31, 2007, we incurred expenses in the aggregate amount of $641,896 compared to $28,275 incurred during the three-month period ended October 31, 2006 (an increase of $613,621). The operating expenses incurred during the three-month period ended October 31, 2007 consisted of: (i) mineral property costs of $245,696 (2006: $5,498); (ii) management and administration of $37,322 (2006: $-0-); (iii) consulting expenses of $95,226 (2006: $-0-); (iv) professional fees of $66,400 (2006: $17,880); (v) office and general of $177,583 (2006: $1,897); (iv) depreciation of $18,259 (2006: $-0-); and (v) donated services of $-0- (2006: $3,000). During the three-month period ended October 31, 2007, expenses were offset by other income consisting of interest income in the amount of $28,226 (2006: $-0-), resulting in a net loss of ($613,670) compared to a net loss of ($28,275) for the same period in 2006.

The increase in net loss during the three-month period ended October 31, 2007 compared to the three-month period ended October 31, 2006 is attributable primarily to the increase in mineral property costs and management and administrative fees and consulting expenses relating to the increase in the scale and scope of acquisition and exploratory programs and an increase in overall office and general expenses. Our net loss during the three-month period ended October 31, 2007 was ($613,670) or ($0.01) per share compared to a net loss of ($28,275) or ($0.00) per share for the three-month period ended October 31, 2006. The weighted average number of shares outstanding was 86,750,748 at October 31, 2007 compared to 5,675,001 at October 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at fiscal year ended April 30, 2007, our current assets were $2,931,487 and our current liabilities were $106,422, resulting in a working capital surplus of $2,825,065. As at the six-month period ended October 31, 2007, our total assets were $2,758,735 compared to total assets of $2,707,584 at fiscal year ended April 30, 2007. Our total assets consisted of: (i) $2,007,749 in cash and cash equivalents; (ii) $146,727 in prepaid expenses; (iii) $126,604 in accounts receivable; (iv) $128,750 in loan receivable; and (v) $348,905 in equipment, net of accumulated depreciation of $27,241. As at the six-month period ended October 31, 2007, our total current liabilities were $818,182 compared to total liabilities of $239,262 at fiscal year ended April 30, 2007. Our current liabilities consisted of: (i) $628,533 due to related parties; and (ii) $189,649 in accounts payable and accrued liabilities. The increase in current liabilities was primarily due to the increase in amounts due to related parties.

Stockholders’ equity decreased from $2,468,322 as at April 30, 2007 to $1,940,553 as at October 31, 2007.

We have not generated positive cash flows from operating activities. For the six-month period ended October 31, 2007, net cash flow used in operating activities was ($1,180,402) compared to net cash flow used in operating activities of ($53,525) for the six-month period ended October 31, 2006. Net cash flow used in operating activities during the six-month period ended October 31, 2007 consisted primarily of a net loss of ($5,095,765) adjusted by $209,293 in non-cash stock-based management fees, $3,192,763 in warrants issued for mineral properties, $27,241 for depreciation, $3,750 for accrued interest, $30,000 decrease in prepaid expenses, $83,284 increase in accounts payable and accrued liabilities, $495,636 increase in amounts due to related parties, and ($126,604) increase in accounts receivable.

For the six-month period ended October 31, 2007, net cash flows used in investing activities was ($376,146) compared to net cash flows used in investing activities of $-0- for the six-month period ended July 31, 2006. Net cash flow used in investing activities for the six-month period ended October 31, 2007 consisted of expenditures for equipment.

For the six-month period ended October 31, 2007, net cash flow from financing activities was $1,165,940 compared to net cash flow from financing activities of $101,250 for the six-month period ended October 31, 2006. Net cash flow from financing activities during the six-month period ended October 31, 2007 pertained primarily to $1,165,940 received as proceeds from issuance of common stock and share subscriptions received.

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

Effective July 18, 2007, we filed a Registration Statement under the 1933 Securities Act to register 72,000,000 shares of common stock. On August 18, 2006 we had sold an aggregate of 36,450,000 shares of common stock at a price of $0.00278 per share for proceeds of $101,250.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

PLAN OF OPERATION (continued)

On October 17, 2007, we filed a registration statement on Form SB-2 under the 1933 Securities Act to register an aggregate 6,401,600 shares of common stock, of which 3,150,400 are shares of common stock currently held by existing shareholders (the “Selling Shareholders”) and 3,251,200 are shares of common stock underlying certain warrants held by the Selling Shareholders. In the event all of the warrants are exercised, we will receive gross proceeds in an amount of $4,876,800.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

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

ITEM 3. INTERNAL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Harold Gardner, our President and Chief Operating Officer, and Jas Butalia, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2007. Based on that evaluation, Messrs. Gardner and Butalia concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the six-month period ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six-month period ended October 31, 2007, we issued 1,382,737 shares of our common stock pursuant to contractual debts or financings and shares of our common stock were cancelled and returned to treasury as follows.

•
During the six-month period ended October 31, 2007, we issued an aggregate of 3,150,400 shares of restricted common stock through a private placement of Units, at $1.25 per Unit, for total proceeds of $3,938,000. Each unit consists of one common share in our capital stock and one non-transferable common stock purchase warrant at an exercise price of $1.50 per Share. The expiration date for the warrants is January 2009. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act of 1933, as amended, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition ofthe securities. No underwriter was involved in the transaction and no commission was paid.  A total of $172,060 and 100,800 warrants were paid to consultants as finders’ fees in connection with the private placement, with such warrants having the same terms and conditions as the warrants in the units of the private placement.

•
On May 7, 2007, and in connection with the terms and provisions of the Option Agreement, an aggregate of 132,850,000 shares of our common stock held by certain of our directors were cancelled and returned to treasury at no value on the basis of pre-existing negotiations.

•
On May 18, 2007, and in connection with the terms and provisions of the Option Agreement, we granted an aggregate of 4,670,000 warrants to purchase restricted shares of our common stock at an exercise price of $0.70 per share for a term until May 18, 2009 as compensation for finders’ fee in connection with the exploration properties acquired. Of the 4,670,000 warrants granted, an aggregate of 808,500 warrants were issued to Harold Gardner, our President/Chief Executive Officer and one of our directors.

•
On May 18, 2007, and in connection with management services to be rendered by our President/Chief Executive Officer, we granted an aggregate of 800,000 warrants to purchase restricted shares of our common stock at an exercise price of $1.50 per share for a term until May 18, 2009.

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

Zoro Mining Corp.

Date: December 14, 2007	By: /s/ Harold Gardner
Harold Gardner, President and Chief Executive Officer

Date: December 14, 2007	By: /s/ Jas Butalia
Jas Butalia, Chief Financial Officer