Form 10QSB
period 2008-01-31
Zoro Mining Corp.
filed 2008-03-17
CIK 1329484

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANEG ACT OF 1934

         For the period ended January 31, 2008

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

Yes ☒   No☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes☐  No☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 14, 2008
Common Stock, $0.00001 par value	86,750,400

Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ZORO MINING CORP.

FORM 10-QSB

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report includes or is based upon estimates projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Zoro Mining Corp. When used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, our ability to continue to conduct exploration and development of our various exploration targets. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimate, projections or other "forward looking statements" involve various risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

PART I

ITEM 1.  FINANCIAL STATEMENTS

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	January 31, 2008 $	April 30, 2007 $
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	973,192	2,405,857
Prepaid expenses	4,761	176,727
Accounts receivable	26,476	-
Loan receivable (Note 3)	130,625	125,000

Total Current Assets	1,135,054	2,707,584

EQUIPMENT, net of accumulated depreciation of $50,787	412,264	-

TOTAL ASSETS	1,547,318	2,707,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	343,828	106,365
Due to related parties (Note 4)	343,948	132,897

Total Current Liabilities	687,776	239,262

Stockholders’ Equity

Capital stock (Note 5) 3,600,000,000 shares authorized, $0.00001 par value
86,750,400 shares issued and outstanding (April 30, 2007 – 216,450,000)	868	2,164
Additional paid-in capital	7,268,428	99,136
Subscriptions received	-	2,600,000
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(6,444,254)	(267,478)

Total Stockholders’ Equity	859,542	2,468,322

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,547,318	2,707,584

GOING CONCERN CONTINGENCY (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31		Nine Months Ended January 31		From April 20, 2004 (Date of Inception) to January 31,
	2008	2007	2008	2007	2008
	$	$	$	$	$
Expenses
Consulting	115,128	-	257,375	-	257,375
Depreciation	23,546	-	50,787	-	50,787
Donated services	-	3,000	-	9,000	25,500
Filing and transfer agent fees	4,330	-	13,829	-	13,829
Management and administration	-	-	251,430	-	251,430
Mineral property costs (Note 3)	799,960	-	5,216,831	12,076	5,272,171
Office and general	108,492	45	302,714	1,477	403,538
Professional fees	40,595	1,236	145,667	34,483	231,481
	(1,092,051)	(4,281)	(6,238,633)	(57,036)	(6,506,111)

Other income
Interest income	11,041	-	61,857	-	61,857

Net loss	(1,081,010)	(4,281)	(6,176,776)	(57,036)	(6,444,254)

Basic and diluted net loss per common share	(0.01)	(0.00)	(0.07)	(0.00)

Weighted average number of common shares outstanding – basic and diluted	86,750,400	180,000,000	90,461,334	204,300,000

The accompanying notes are an integral part of these consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended January 31		From April 20, 2004 (Date of Inception) to January 31, 2008 $
	2008 $	2007 $
Cash Flows From Operating Activities

Net loss	(6,176,776)	(57,036)	(6,444,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent	-	2,250	9,000
Donated services	-	6,750	25,500
Stock-based management fees	209,293	-	209,293
Warrants issued for mineral properties	3,192,763	-	3,192,763
Depreciation	50,787	-	50,787
Accrued interest		-
Changes in operating assets and liabilities:
Prepaid expenses	171,967	(661)	(4,760)
Accounts receivable	(26,476)	-	(26,476)
Accounts payable and accrued liabilities	7,315	(2,630)	113,680
Amounts due to related parties	-	(15,694)	132,897

Net Cash Used in Operating Activities	(2,571,127)	(67,021)	(2,741,570)

Cash Flows From Investing Activities
Expenditures for equipment	(21,853)	-	(21,853)
Loan receivable	(5,625)	-	(130,625)

Net Cash Used in Investing Activities	(27,478)	-	(152,478)

Cash Flows From Financing Activities

Proceeds from issuance of common stock and share subscriptions received	1,165,940	101,250	3,867,240

Net Cash Provided by Financing Activities	1,165,940	101,250	3,867,240

Net Increase (Decrease) in Cash	(1,432,665)	34,229	973,192

Cash - Beginning	2,405,857	57	-

Cash - Ending	973,192	34,286	973,192

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity

					Deficit
					Accumulated
			Additional	Common	During the
			Paid-in	Stock	Exploration	Donated
	Common Stock		Capital	Subscriptions	Stage	Capital	Total
	#	$	$	$	$	$	$

Balance – April 30, 2007	216,450,000	2,164	99,136	2,600,000	(267,478)	34,500	2,468,322

Shares and warrants issued for private placement at $1.25 per unit (Note 5(a))	3,150,400	32	3,765,908	(2,600,000)	–	–	1,165,940
Share cancellation (Note 5(a))	(132,850,000)	(1,328)	1,328	–	–	–	–
Fair value of warrants issued for mineral properties (Note 3)	–	–	3,192,763	–	–	–	3,192,763
Fair value of warrants issued for services (Note 5(b))	–	–	209,293	–	–	–	209,293
Net loss	–	–	–	–	(6,176,776)	–	(6,176,776)

Balance – January 31, 2008 (Unaudited)	86,750,400	868	7,268,428	–	(6,444,254)	34,500	859,542

The accompanying notes are an integral part of these consolidated financial statements.

ZORO MINING CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008

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

The Company’s common shares trade on the OTC Bulletin Board and on the Frankfurt Stock Exchange. In connection with the name change to Zoro Mining Corp., as of the open of business on March 19, 2007, the Company’s trading symbol is “ZORO” in the United States and “ZMK” in Germany.

Principles of Consolidation

During the nine month period ended January 31, 2008, the Company incorporated three wholly-owned subsidiaries in each of Peru (Zoro Mining SAC, dba “Zoro Peru”), Chile (Sociedad Chile Limitada, dba “Zoro Chile”), and Mexico (Aravena SA, dba “Zoro Mexico”) to beneficially hold property titles in each country.  These financial statements include the accounts of Zoro Mining Corp., and its wholly-owned subsidiaries Zoro Peru, Zoro Chile, and Zoro Mexico (collectively the “Company”).  All intercompany transactions and balances have been eliminated.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2008, the Company has accumulated losses of $6,526,181 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
AS OF JANUARY 31, 2008

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

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company’s financial position or results of operations.  As at January 31, 2008, any potential costs relating to the retirement of the Company’s mineral property interest are not yet determinable.

e)	Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

ZORO MINING CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008

2.	Summary of Significant Accounting Policies (continued)

f)	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	Mineral Properties

During the year ended April 30, 2007, $125,000 was advanced to a property vendor under a failed property acquisition agreement.  This amount is repayable within one year and bears interest at 6% simple interest over the one year term, which is to March 12, 2008.  During the period ended January 31, 2008, interest of $5,625 has accrued on this note.

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

The Company has been concentrating its exploration initiatives primarily in Peru on its 4,942 acre Yura gold prospect located near Arequipa, Peru and on its 14,830 acre Don Beno gold and copper project near Copiapo, Chile.

ZORO MINING CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008

3.	Mineral Properties (continued)

On the Yura gold prospect, a large fracture zone has been identified and exploratory drilling is being designed to test gold dissemination in and outside of the fracture.  The Company has also been conducting geological mapping, sampling, induced polarization testing, and road building as necessary.  Bulk ore samples continue to be tested for gold content using mechanical recovery methods.

On the Company’s Don Beno copper and gold project, a large IP (induced polarization) anomaly has been identified as a sulphide body that is being explored by drilling. Other work undertaken includes initial mapping, grid sampling, and aerial photography.

On the Company’s Escondida project near Copiapo, Chile, initiatives in progress include lab gravity concentration tests for recovery of gold, silver, and platinum group metals, and leaching tests for recovery from gold and silver concentrates.  Mapping and exploratory drilling are other concurrent exploratory initiatives.

The Company continues to organize geological and exploratory plans for its Rio Sur Project and Costa Rica Projects currently targeting copper and gold sediment hosted mineralizations located in proximity to each other near Copiapo, Chile in addition to its Las Animas project, in Sonora, Mexico that features epithermal vein hosted gold.

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

The Company shares operating offices in Chile, Peru, and Tucson, AZ with Pacific Copper Corp., a Delaware public company, in order to decrease overall expenditure in areas of similar operation.  Certain directors and management of the Company also act as officers, directors, and management of Pacific Copper Corp (refer to Note 4).

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

ZORO MINING CORP.
NOTES TO FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008

4.      Related Party Transactions (continued)

b)
During the nine months ended January 31, 2008, the Company paid $80,000 (2007: nil) to a director and officer of the Company for services rendered and incurred $60,000 (2007: nil) in fees to a second director and officer of the Company for services rendered. At January 31, 2008, $7,401 is owing to a director for expenses paid on behalf of the Company.

c)
During the nine months ended January 31, 2008, a corporation with a director in common incurred costs of $356,083 on behalf of the Company for the purpose of acquiring exploration equipment and paying certain mineral property costs in Chile.  These amounts are outstanding at January 31, 2008.

d)
During the nine months ended January 31, 2008, the Company participated in a cost sharing arrangement with another public company that shares two directors with the Company. The expenditures relate to shared exploration in similar operating areas of Chile and Peru. A net receivable of $19,992 is included in related party accounts payable at January 31, 2008.

During the nine months ended January 31, 2007:

a)
The former Corporate Secretary of the Company provided management services and office premises to the Company. The services were valued at $250 per month and office premises are valued at $250 per month. During the nine months ended January 31, 2007, donated services of $1,500 and donated rent of $1,500 were recorded.

b)
The former President of the Company provided management services to the Company valued at $250 per month. During the nine months ended January 31, 2007, donated management services of $1,500 were recorded.

c)	A director of the Company provided management services to the Company valued at $250 per month. During the nine months ended January 31, 2007, donated management services of $1,500 were recorded.

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
AS OF JANUARY 31, 2008

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

7.	Non-cash Investing and Financing Activities

During the nine months ended January 31, 2008, the Company issued 100,800 warrants with an estimated fair value of $37,767 as a finder’s fee in a private placement and recorded in share issuance costs.

During the nine months ended January 31, 2008, the Company issued 800,000 warrants with an estimated fair value of $209,293 in conjunction with contractual arrangements with an officer and director of the Company, with such amount recorded in management fees (refer to Note 5 b).

8.	Subsequent Events

On February 7, 2008, the Company adopted a stock option plan (the “2008 Stock Incentive Plan”) including both qualified and non-qualified share options not to exceed 15% of the issued and outstanding share options at any date.  No share options have been granted at the date of these financial statements.

On February 7, 2008, the Company adopted and audit committee charter and organized its audit committee.

On February 7, 2008, the Company adopted a compensation committee charter and organized its compensation committed charter and on the same date adopted a code of Ethics and Business Conduct.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We are engaged in the acquisition and exploration of mineral properties located in South America and Mexico.  We currently have interests in an aggregate of approximately 33,115 gross acres located in Chile and Peru, and a further 6,672 gross acres located in Mexico, targeting gold, copper and platinum group metals.

We have not established any proven or probable reserves on our mineral property interests. To date, we have been engaged in  exploratory drilling at our property located in Chile and further concentrated on various exploration initiatives at our Yura Gold Prospect located in Peru. We plan to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. As such, we are considered an exploration or exploratory stage company. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic feasibility of our properties is determined. We have no known reserves of gold, copper, platinum group metals or any other type of mineral on our properties.

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

Cancellation of Shares

On May 7, 2007, and in connection with a certain mineral property acquisition agreement, an aggregate of 132,850,000 shares of our common stock held by certain of our directors were cancelled and returned to treasury at no value on the basis of pre-existing negotiations. Thus, as of the date of this Quarterly Report, our total issued and outstanding shares of common stock is 86,750,400. See “Part II. OTHER INFORMATION – Item 2. Unregistered Sales of Securities and Use of Proceeds.

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

Current Status of Property Exploration and Development

Yura Gold Project, Peru.  As of the date of this Quarterly Report, we have been concentrating our exploration initiatives on our 4,942 acre gold Yura Project located near Arequipa, Peru. A large fracture has been identified on the Yura Project and exploratory drilling is being designed to test gold dissemination in and outside of the fracture. We have also been conducting geological mapping, sampling, induced polarization testing, and road building as necessary. Bulk ore samples continue to be tested for gold content using mechanical recovery methods.   The Company has purchased certain earth moving and road building equipment in Peru for primary usage on its Yura Gold Project.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  (continued)

MINERAL INTERSTS (continued)

Don Beno Project, Chile.  We have been concentrating our exploration initiatives on our 14,830 acre copper and gold Don Beno Project. A large anomaly (induced polarization) has been identified as a sulphide body that is being explored by drilling. Other work undertaken includes initial mapping, grid sampling and aerial photography.

Escondida Project, Chile.  We have also been concentrating our exploration initiatives on our 4,942 acre gold and platinum Escondida Project near Copiapo, Chile. Initiatives in progress include lab gravity concentration tests for recovery of gold, silver and platinum group metals, and leaching tests for recovery from gold and silver concentrates. Mapping and exploratory drilling are other concurrent exploratory initiatives.

Rio Sur Project and Costa Rica Projects, Chile.  As of the date of this Quarterly Report, we continue to organize geological and exploratory plans for our Rio Sur Project and Costa Rica Projects targeting copper and gold sediment hosted mineralizations located in proximity to each other near Copiapo, Chile.

Las Animas Project, Mexico.  The Las Animas Project in Sonora, Mexico features epitherman vein hosted gold. We will be completing further due diligence in order to determine our best course of planned exploration and development work moving forward.

RESULTS OF OPERATIONS

For Nine-Month Period Ended January 31, 2008 Compared to Nine-Month Period Ended January 31, 2007.

The summarized consolidated financial data set forth in the tables below and discussed in this section should be read in conjunction with our consolidated financial statements and related notes for the nine-month period ended January 31, 2008 and 2007, which financial statements are included elsewhere in this Quarterly Report.

	For Nine-Month Ended January 31, 2008 (unaudited)	For Nine-Month Period Ended January 31, 2007 (unaudited)
Expenses
Consulting	$257,375	$-0-
Depreciation	50,787	-0-
Donated services	-0-	9,000
Filing and transfer agent fees	13,829	-0-
Management and administration	251,430	-0-
Mineral property costs	5,216,831	12,076
Office and general	302,714	1,477
Professional fees and organizational costs	145,667	34,483
Loss	$(6,238,633)	$(57,036)
Interest Income	61,857	-0-
Net loss	$(6,176,776)	$(57,036)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  (continued)

RESULTS OF OPERATIONS (continued)

Our net loss during the nine-month period ended January 31, 2008 was approximately ($6,176,776) compared to ($57,036) for the nine-month period ended January 31, 2007 (an increase of $6,119,740).

During the nine-month periods ended January 31, 2008 and 2007, respectively, we did not generate any revenue. During the nine-month period ended January 31, 2008, we incurred expenses in the aggregate amount of $6,238,633 compared to $57,036 incurred during the nine-month period ended January 31, 2007 (an increase of $6,181,597). The operating expenses incurred during the nine-month period ended January 31, 2008 consisted of: (i) mineral property costs of $5,216,831 (2007: $12,076); (ii) management and administration of $251,430 (2007: $-0-); (iii) consulting expenses of $257,375 (2007: $-0-); (iv) professional fees and organizational costs of $145,667 (2007: $34,483); (v) office and general of $302,714 (2007: $1,477); (iv) depreciation of $50,787 (2007: $-0-); (v) donated services of $-0- (2007: $9,000); and filing and transfer agent fees of $13,829 (2007: $0). During the nine-month period ended January 31, 2008, expenses were offset by other income consisting of interest income in the amount of $61,857 (2007: $-0-), resulting in a net loss of $6,176,776 compared to a net loss of $57,036 for the same period in 2007.

Of the $5,216,831 incurred as mineral property costs, we incurred costs of $356,083 to a corporation which has a common director for the purpose of acquiring exploration equipment and paying certain mineral property costs in Peru and Chile. As of January 31, 2008, this amount remains outstanding and unpaid. During the nine-month period ended January 31, 2008, the Company received advances from the Company’s operator in Chile for exploration incurred ($326,812) and capital assets ($29,271) aggregating $356,083.

During the nine-month period ended January 31, 2008, we paid an aggregate $80,000 to one of our directors/officers for consulting and management services rendered and incurred an additional $60,000 in fees to another one of our directors/officers for consulting and management services rendered. A further $7,401 is due and owing to a director for expenses paid on our behalf.

At January 31, 2008, we had an aggregate $19,992 due to the Company for exploration expenditures incurred on behalf of a public company with which the Company has two directors in common. The expenditures relate to shared exploration in similar operating areas of Chile and Peru.  Such expenditures are reimbursable to us, and have been included in our “Due To Related Parties” disclosure in our quarterly financial statements.

During the nine-month period ended January 31, 2008, the Company’s operator in Peru incurred costs for exploration and equipment obtained in the aggregate amount of $312,852.

The increase in net loss during the nine-month period ended January 31, 2008 compared to the nine-month period ended January 31, 2007 is attributable to the increase in mineral property exploration and development related costs, and management and administrative fees and consulting expenses relating to the increase in the scale and scope of acquisition and exploratory programs and an increase in overall office and general expenses. Our net loss during the nine-month period ended January 31, 2008 was $6,176,776 or $0.07 per share compared to a net loss of $57,036 or $0.00 per share for the nine-month period ended January 31, 2007. The weighted average number of shares outstanding was 90,461,334 at January 31, 2008 compared to 204,300,000 at January 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  (continued)

RESULTS OF OPERATIONS (continued)

For Three-Month Period Ended January 31, 2008 Compared to Three-Month Period Ended January 31, 2007.

Our net loss during the three-month period ended January 31, 2008 was approximately ($1,081,010) compared to $4,281 for the three-month period ended January 31, 2007 an increase of $1,076,729.

During the three-month periods ended January 31, 2008 and 2007, respectively, we did not generate any revenue. During the three-month period ended January 31, 2008, we incurred expenses in the aggregate amount of $1,092,051 compared to $4,281 incurred during the three-month period ended January 31, 2007 (an increase of $1,087,770). The operating expenses incurred during the three-month period ended January 31, 2008 consisted of: (i) mineral property costs of $799,960 (2007: $-0-); (ii) consulting expenses of $115,128 (2007: $-0-); (iii) professional fees of $40,595 (2007: $1,236); (iv) office and general of $108,492 (2007: $45); (v) depreciation of $23,546 (2007: $-0-); (vi) filing and transfer agent fees of $4,330 (2007: $-0-); and (vii) donated services of $-0- (2007: $3,000). During the three-months ended January 31, 2008, expenses were offset by other income consisting of interest income in the amount of $11,041 (2007: $-0-), resulting in a net loss of $1,081,010 compared to a net loss of $4,281 for the same period in 2007.

The increase in net loss during the three-month period ended January 31, 2008 compared to the three-month period ended January 31, 2007 is attributable to the increase in mineral property exploration and development costs and management and administrative fees and consulting expenses relating to the increase in the scale and scope of acquisition and exploratory programs and an increase in overall office and general expenses. Our net loss during the three-month period ended January 31, 2008 was $1,081,010 or $0.01 per share compared to a net loss of $4,281 or $0.00 per share for the three-month period ended January 31, 2007. The weighted average number of shares outstanding was 86,750,400 at January 31, 2008 compared to 180,000,000 at January 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at fiscal year ended April 30, 2007, our current assets were $2,707,584 and our current liabilities were $239,262, resulting in a working capital surplus of $2,468,322. As at the nine-month period ended January 31, 2008, our total assets were $1,547,318 compared to total assets of $2,707,584 at fiscal year ended April 30, 2007. Our total assets at January 31, 2008 consisted of: (i) $973,192 in cash and cash equivalents; (ii) $4,761 in prepaid expenses; (iii) $26,476 in accounts receivable; (iv) $130,625 in loan receivable; and (v) $412,264 in valuation of equipment, net of accumulated depreciation of $50,787. As at the nine-month period ended January 31, 2008, our total current liabilities were $687,776 compared to total liabilities of $239,262 at fiscal year ended April 30, 2007. Our current liabilities consisted of: (i) $343,948 due to related parties; and (ii) $343,828 in accounts payable and accrued liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Stockholders’ equity decreased from $2,468,322 as at April 30, 2007 to $859,542 as at January 31, 2008.

We have not generated positive cash flows from operating activities. For the nine-month period ended January 31, 2008, net cash flow used in operating activities was $2,571,127 compared to net cash flow used in operating activities of $67,021 for the nine-month period ended January 31, 2007. Net cash flow used in operating activities during the nine-month period ended January 31, 2008 consisted primarily of a net loss of $6,176,776 adjusted by $209,293 in stock based management fees, $3,192,763 in warrants issued for mineral properties, $50,787 in depreciation, $171,967 in prepaid expenses, a $26,476 decrease in accounts receivable, and $7,315 in accounts payable and accrued liabilities.

For the nine-month period ended January 31, 2008, net cash flows used in investing activities was $27,478 compared to net cash flows used in investing activities of $-0- for the nine-month period ended January 31, 2007. Net cash flow used in investing activities for the nine-month period ended January 31, 2008 consisted of $21,853 in expenditures for equipment and $5,625 in loan receivable.

For the nine-month period ended January 31, 2008, net cash flow from financing activities was $1,165,940 compared to net cash flow from financing activities of $101,250 for the nine-month period ended January 31, 2007. Net cash flow from financing activities during the nine-month period ended January 31, 2008 pertained primarily to $1,165,940 received as proceeds from issuance of common stock and share subscriptions received.

PLAN OF OPERATION

Effective July 18, 2007, we filed the Registration Statement under the 1933 Securities Act to register 2,000,000 shares of common stock (increased to 72,000,000 shares in accordance with the Forward Stock Split. We sold an aggregate of 36,450,000 shares of common stock at a price of $0.00278 per share for proceeds of $101,250.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  (continued)

PLAN OF OPERATION (continued)

On October 17, 2007, we filed a registration statement on Form SB-2 under the 1933 Securities Act to register an aggregate 6,401,600 shares of common stock, of which 3,150,000 are shares of common stock currently held by existing shareholders (the “Selling Shareholders”) and 3,251,200 are shares of common stock underlying certain warrants held by the Selling Shareholders. In the event all of the warrants are exercised, we will receive proceeds in an amount of $4,876,800.

Existing working capital, further advances and possible debt instruments, warrant exercises, further private placements, monetization of existing assets, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities. We will need to raise additional capital to meet both short-term and long-term operating requirements.

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

The report of the independent registered public accounting firm that accompanies our April 30, 2007 and April 30, 2006 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize the carrying value assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  (continued)

MATERIAL COMMITMENTS (continued)

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

AUDIT COMMITTEE REPORT

Our Board of Directors established an audit committee and approved and adopted the audit committee charter. The members of the audit committee are Mr. Paul Brock, Mr. Terrance Schorn, Mr. Federico Diaz and Mr. Jas Butalia. Three of the four members of the audit committee are “independent” within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized on February 7, 2008 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the nine-month period ended January 31, 2008. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the nine-month period ended January 31, 2008 filed with the Securities and Exchange Commission.

ITEM 3.  INTERNAL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Andrew Brodkey, our President and Chief Operating Officer, and Jas Butalia, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2008. Based on that evaluation, Messrs. Brodkey and Butalia concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the nine-month period ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine-month period ended January 31, 2008, we issued 1,382,737 shares of our common stock pursuant to contractual debts or financings and shares of our common stock were cancelled and returned to treasury as follows.

•
From April 27, 2007 through July 11, 2007, we issued an aggregate of 3,150,400 shares of restricted common stock through a private placement of Units, at $1.25 per Unit, for total proceeds of $3,938,000. Each unit consists of one common share in our capital stock and one non-transferable common stock purchase warrant at an exercise price of $1.50 per Warrant Share. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act of 1933, as amended, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

•
On May 7, 2007, and in connection with the terms and provisions of the Option Agreement, an aggregate of 132,850,000 shares of our common stock held by certain of our directors were cancelled and returned to treasury at no value on the basis of pre-existing negotiations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS (continued)

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

RESIGNATION OF EXECUTIVE OFFICER/APPOINTMENT OF DIRECTORS AND EXECUTIVE OFFICER

Effective on February 18, 2008, our Board of Directors appointed Mr. Andrew Brodkey as President, Chief Executive Officer, and director.

Further as effective on February 18, 2008, our Board of Directors accepted the consents of Messrs. Federico Diaz, and Rene Ramirez to act as directors. We will benefit greatly from the extensive business development knowledge from both of their board appointments.

Also effective on February 18, 2008, our Board of Directors accepted the resignation of Harold Gardner as President and Chief Executive Officer. Mr. Gardner will remain as one of our directors. On the same date, our Board of Directors appointed Mr. Gardner as Chief Operating Officer and Vice-President of Business Development to better reflect Mr. Gardner's ongoing role in the development of the exploration initiatives of our subsidiary interests in Chile, Peru, and Mexico.  Mr. Gardner is also an officer and director of Pacific Copper Corp.

As a result of these changes, our Board of Directors is now comprised of Harold Gardner, Paul D. Brock, David Hackman, Jas Butalia, Terence Schorn, Federico Diaz, Rene Ramirez and Andrew Brodkey.

ITEM 5.  OTHER INFORMATION (continued)

RESIGNATION OF EXECUTIVE OFFICER/APPOINTMENT OF DIRECTORS AND EXECUTIVE OFFICER (continued)

Rene Ramirez, Director

Mr. Ramirez holds a Masters of Business Administration degree from CETYS University, Mexicali, and a Bachelor of Science degree in Electrical Mechanical Engineering from ITESM Tecnologico in Monterrey, Mexico.  From 1992 until recently, he was the Plant Manager with Grupo Industrial DIBOGA, a company in Mexico manufacturing roofing products and asphalt emulsions, and has previously served as plant either plant, production, or engineering manager to a number of automotive parts manufactures in Mexico, including Allied Signal Automotive, Kenworth Mexicana, S.A., and Ruedas y Estampados, S.A.  Mr. Ramirez has significant training and experience in plant management, process engineering, and production that is applicable to Zoro’s future intended mining and milling operations.

Federico Dias, Director

Mr. Dias is the owner and President of Industrias Zahori S.A. de C.V., a private-held manufacturer of products for the roofing and waterproofing industries.  With 400 employees, a manufacturing plant in Mexicali, seven warehouses in the U.S. and Mexico, and a full trucking fleet, Industrias Zahori serves markets in the U.S. and Mexico.  Mr. Dias holds both a Masters in Business Administration from Kansas State University and a Bachelor of Business Administration degree from CETUS Universidad in Mexicali, Mexico.  He is also an officer in several charitable organizations, has involvement in a range of education, community, and city development organizations from his home in Mexicali, Mexico, and serves as director on several boards, including BANAMEX, and Banco Serfin, two of the leading banks in Mexico.

Andrew Brodkey, President/Chief Executive Officer and Director

Mr. Brodkey is a Mining Engineer and a lawyer, graduating with distinction with a B.S. in Mining Engineering from the University of Arizona in 1979, and a law degree cum laude from Creighton University in 1982. He worked at the Denver, Colorado law firm of Gorsuch, Kirgis, Campbell, Walker and Grover as an associate specializing in natural resources and environmental law from 1982 until 1987. Subsequently, Mr. Brodkey joined Magma Copper Company, a NYSE-traded mining company in 1987, where he held various positions, eventually succeeding to the role of Vice President and General Counsel in 1992. Following Magma's acquisition by BHP in 1996, he remained in a senior legal position with BHP Copper Inc., and in 2000 moved to the position of Vice President, Business Development for BHP Copper.  Since 2002 after departing from BHP, Mr. Brodkey has held the title of Managing Director of the International Mining & Metals Group of CB Richard Ellis, Inc., where he has been principally accountable for creating and building the mining dispositional practice of CBRE, the world's largest commercial transactor. Mr. Brodkey is also a director and officer of Pacific Copper Corp., a public company exploring copper properties in Chile and Peru. Operating synergies exist between Pacific Copper and Zoro Mining Corp.

As at the date of this filing, the following persons comprise the current Board of Directors and Executive Officers of the Company:

Name	Current Position with the Company

Andrew Brodkey	President, Chief Executive Officer, Principal Executive Officer, and a director
Harold Gardner	Chief Operating Officer, Vice-President of Business Development, and a director
Dave Hackman	Vice-President of Exploration, Secretary and a director
Jas Butalia	Chief Financial Officer and a director
Federico Dias	A director
Rene Ramirez	A director
Paul D. Brock	A director
Terence Schorn	A director

ITEM 5.  OTHER INFORMATION (continued)

RESIGNATION OF EXECUTIVE OFFICER/APPOINTMENT OF DIRECTORS AND EXECUTIVE OFFICER (continued)

Background information for reference for previous corporate appointments is as follows:

Harold Gardner, Chief Operating Officer, Vice-President of Business Development, and Director

Mr. Gardner has been our President/Chief Executive Officer and a director since May 1, 2007 to February 18, 2008 and is currently our Chief Operating Officer and Vice-President of Business Development and a director. Mr. Gardner has over twenty-five years of experience in the mining and mineral exploration industry in both the United States and South America. From 2003 to present, Mr. Gardner has served as an officer and director of Gareste Limitada, a Chilean mineral exploration and development company. From 2004 to present he has served as an officer and director of each of PGM Internacional and Aravena S.A., both of which are Mexican mineral exploration and development companies. From 1999 to present, Mr. Gardner has served as an officer, director and consultant to Boulder Resources S.A., a Peruvian mineral exploration and plant construction company. In addition, Mr. Gardner currently serves as an investment and mining consultant to several privately held U.S. companies: Taggart Industries (a Nevada-based investment fund), ZZYZZX Ltd. (a California-based investment trust) and Chile Gold Ltd. (a private consortium of investors based in Colorado). Mr. Gardner is neither a director nor an officer of any other reporting company.

David Hackman, Vice-President of Exploration, Secretary and Director

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

Jas Butalia, Chief Financial Officer and Director

Mr. Butalia has over twenty-five years experience involving Canadian and international tax consultation and planning including, but not limited to, corporate and personal taxation, mergers and acquisitions, U.S. taxation, structuring of inbound and outbound transactions, and structuring of tax planning for individuals pertaining to offshore structures. Mr. Butalia was a tax consultation practitioner from 1976 to 2003 with BDO Dunwoody LLP, including partner from 1979. During January 2004, Mr. Butalia retired from BDO Dunwoody LLP, and currently practices as an independent tax consultant. Mr. Butalia served four years on the tax committee of BDO Dunwoody LLP, including chairman, and also served four years on the tax committee of the Institute of Chartered Accountants of British Columbia. He has authored a paper for the British Columbia Tax Conference hosted by the Canadian Tax Foundation and has written income tax courses and presented seminars for the Professional Development program of the Instituted Chartered Accountants of British Columbia and the Institute of Chartered Accountants of Alberta, and been a tutorial leader for over five years at the School of Chartered Accountancy of the Institute of Chartered Accountants of British Columbia. Mr. Butalia received a degree from the Institute of Chartered Accountants of British Columbia in 1974 and from the Institute of Chartered Accountants of Alberta in 1989. Mr. Butalia also serves on the board of directors of Beaumont Select Corporation, currently trading on the TSX stock exchange in Canada. Currently, Mr. Butalia has expanded his practice to assist Canadian clients who wish to out-source their business needs to India.

ITEM 5.  OTHER INFORMATION (continued)

RESIGNATION OF EXECUTIVE OFFICER/APPOINTMENT OF DIRECTORS AND EXECUTIVE OFFICER (continued)

Terence Schorn, Director

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

Paul D. Brock, Director

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

ADOPTION OF STOCK OPTION PLAN

On February 7, 2008, our Board of Directors authorized and approved the adoption of a stock option plan (the “2008 Plan”), under which the maximum number of shares which may be issued pursuant to all awards under the 2008 Plan is 15% of our issued and outstanding shares of common stock (the “Minimum Number”). The maximum aggregate number of shares that may be granted in the form of incentive stock options shall be 10,000,000.

The purpose of the 2008 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2008 Plan is to be administered by a committee appointed by and consisting of two or more members of the Board of Directors (the “Administrator”). The Administrator is authorized to award any type of arrangement to an eligible participant that is not inconsistent with the provisions of the 2008 Plan and that by its terms involves or might involve the issuance of: (i) shares, including unrestricted shares; (ii) options; (iii) SARs or similar rights with a fixed or variable price related to the fair market value of the shares and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions; (iv) any other security with the value derived from the value of the shares, such as restricted stock and restricted stock units; (v) deferred stock units; (vi) dividend equivalent rights; or (vii) any combination of the foregoing.

ITEM 5.  OTHER INFORMATION (continued)

ADOPTION OF STOCK OPTION PLAN (continued)

Incentive Stock Options

The 2008 Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of the common shares of the Company, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

COMPENSATION COMMITTEE CHARTER

On February 7, 2008, our Board of Directors adopted a compensation charter applicable to our executive officers (the “Compensation Charter”). The Compensation Charter in intended to assist the Board of Directors in fulfilling its oversight responsibilities relating to officer and director compensation, succession planning for senior management, development and retention of senior management, and such other duties as directed by the Board of Directors.

The members of the Compensation committee are Mr. Paul Brock, Mr. Terrance Schorn and Mr. Federico Diaz.

CODE OF ETHICS AND BUSINESS CONDUCT

On February 7, 2008, our Board of Directors adopted a code of ethics applicable to all our employees and directors (the "Code"). The Code is intended to describe our core values and beliefs and to provide the foundation for all business conduct. The Code is further intended to focus our Board of Directors and each director, officer and employee on areas of ethical risk, provide guidance to our directors, officers and employees to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. Our guidelines for conducting business are consistent with the highest standards of business ethics. Each director, officer and employee must comply with the letter and spirit of this Code.

Upon request, we shall provide to any person without charge a copy of the Code. Any such requests should be directed to Mr. Andrew Brodkey, President/Chief Executive Officer, 3430 East Sunrise Drive, Suite 160, Tucson, Arizona 85718.

ITEM 6.  EXHIBITS

10.1	Stock Option Plan of Zoro Mining Corp. dated February 7, 2008.

10.2	Compensation Committee Charter dated February 7, 2008.

10.3	Audit Committee Charter dated February 7, 2008.

10.4	Code of Ethics and Business Conduct for Directors, Officer and Employees.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zoro Mining Corp.

Date: March 17, 2008	By: /s/ Andrew Brodkey
Andrew Brodkey, President and Chief Executive Officer

Date: March 17, 2008	By: /s/ Jas Butalia
Jas Butalia Chief Financial Officer