Form 10KSB
period 2008-04-30
Zoro Mining Corp.
filed 2008-08-13
CIK 1329484

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

Mark One
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-127388

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

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State issuers revenues for its most recent fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. July 15, 2008: $20,713,640

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date (The outstanding shares reflect the forward splits that occurred on March 11, 2008 and May 29, 2008)

Class	Outstanding as of July 29, 2008
Common Stock, $0.00001	86,900,400

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the “Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

N/A

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Zoro Mining Cop. was incorporated under the laws of the State of Nevada on April 20, 2004 under the name “Rochdale Mining Corp”. Effective March 19, 2007, we merged with a wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of merger filed with the Nevada Secretary of State. The merger was in the form of a parent/subsidiary merger with Rochdale Mining Corp. as the surviving corporation. Upon completion of the merger, our corporate name was changed to “Zoro Mining Corp.” and our Articles of Incorporation were amended to reflect this name change. As of the date of this Annual Report, we are engaged in the acquisition and exploration of mineral properties located in South America and Mexico.  We currently have interests in an aggregate of approximately 27,294 net acres located in Chile, approximately 4,940 net acres in Peru, and a further 6,822 gross acres located in Mexico, targeting gold, copper and platinum.  After the effective date of our initial registration statement filed with the Securities and Exchange Commission (November 1, 2007), we commenced trading on the Over-the-Counter Bulletin Board under the symbol “ZORO:OB”.

We have not established any proven or probable reserves on our mineral property interests. To date, we have been engaged primarily in organizational activities and have engaged in minimal exploratory drilling at our property located in Chile subsequent to our April 30, 2008 year end. We plan to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. As such, we are considered an exploration or exploratory stage company. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic feasibility of our properties is determined. We have no known reserves of gold, copper, platinum or any other type of mineral on our properties.

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Zoro Mining Corp." refers to Zoro Mining Corp.

Subsidiaries

During the year ended April 30, 2008, and in accordance with applicable local laws and regulations in Chile, Peru and Mexico, we incorporated three wholly-owned subsidiaries in Chile, Peru and Mexico as follows: Sociedad Zoro Chile Limitada, in Chile, South America; Zoro Mining SAC, in Peru, South America; and Aravena Mexicana, SA in Mexico. We are in the process of transferring title to our property interests in each such country to the respective subsidiary located in such country. See “ – Current Business Operations – Mineral Properties.”

Transfer Agent

Our transfer agent is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR  97204.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration company currently engaged in the exploration, acquisition and development of property located in South America and Mexico. We plan to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. We currently have interests in an aggregate of approximately 27,294 net acres located in Chile, approximately 4,940 net acres in Peru, and a further 6,822 gross acres located in Mexico, targeting gold, copper and platinum.

Mineral Properties

The acreage and location of our mineral properties is summarized as follows:

Location	Project	Exploration Target	Concession Acres
Sonora, Mexico	The Las Animas Project	Gold, Copper	6,822
Chile, South America	The Costa Rica Project	Gold, Copper	4,817
Chile, South America	The Escondida Project	Gold, Platinum	5,063
Chile, South America	The Rio Sur Project	Gold, Copper	2,840
Chile, South America	Don Beno Project	Gold, Copper	14,574
Peru, South America	The Yura Project	Gold	4,940
		Total Net Acreage:	39,056

ITEM 1. DESCRIPTION OF BUSINESS - continued

Mineral exploration costs by area of exploration for the years ended April 30, 2008 and 2007 were as follows:

	2008	2007
Chile	$1,157,803	$-
Peru	983,609	-
Mexico	138,232	-
USA and Canada	-	5,301
Brazil	-	48,087
Total	$2,279.644	$53,388

Mineral exploration costs by area of exploration for the years ended April 30, 2008 and 2007 were as follows:

	2008	2007
Chile
Drilling	$34,860	$-
Field supplies	134,155	-
Geological, mapping and survey	502568	-
Property maintenance	154,798	-
Site administration	312,890	-
Travel	18,532	-
	1,157,803	-
Peru
Field supplies	14,406	-
Geological, mapping and survey	615,389	-
Property maintenance	74,577	-
Site administration	229,184	-
Travel	50,053	-
	983,609	-
Mexico
Geological, mapping and survey	5,612	-
Property maintenance	3,970	-
Site administration	128,650	-
	138,232	-
USA and Canada – property maintenance	-	5,301
Brazil – property investigation	-	48,087
Total	$2,279,644	$53,388

ITEM 1. DESCRIPTION OF BUSINESS - continued

Cancellation of Shares

On May 7, 2007, and in connection with a certain mineral property acquisition agreement, an aggregate of 132,850,000 shares of our common stock held by certain of our directors were cancelled and returned to treasury at no value on the basis of pre-existing negotiations. Thus, as of the date of this Annual Report, our total issued and outstanding shares of common stock is 86,900,400. See “Part II. Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.”

MINERAL INTERESTS

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

On May 18, 2007, we issued an aggregate 4,670,000 warrants to purchase shares of our restricted common stock at a price of $0.70 per share for an exercise term until May 18, 2009 in connection with the acquisition of the Property, of which 808,500 warrants were issued to our Chief Operating Officer and Vice-President of Business Development. See “Part II. Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities” and “Part III. Item 12. Certain Relationships and Related Transactions and Director Independence.”

As of the date of this Annual Report, we have paid and will continue to pay to, or on the Vendors' behalf, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests comprising the Property and any underlying option agreements respecting any of the mineral property interests comprising the Property in good standing through the calendar year of 2008.

Current Status of Properties

As of the date of this Annual Report, we have been concentrating our exploration initiatives on our 4,940 acre gold Yura Project located near Arequipa, Peru. A large fracture has been identified on the Yura Project and exploratory drilling has begun to test gold dissemination in and outside of the fracture. We have also been conducting geological mapping, sampling, induced polarization testing, and road building as necessary. Bulk ore samples continue to be tested for gold content using mechanical recovery methods.

We have also been concentrating our exploration initiatives on our 14,574 acre copper and gold Don Beno Project. A large anomaly (induced polarization) has been identified as a sulphide body that is being explored by drilling. A preliminary exploratory drill program has been designed to drill targets from a recently completed geophysical L.P. survey. The geophysical mapping program at Don Beno, conducted by HydroGeophysics of Tucson, Arizona, included both electrical resistivity and induced polarization methods along linear transects of up to 8 km in length. Several large sulfidic induced polarization targets were identified through approximately 33 line-kilometers among five transects. Other work undertaken includes initial mapping, grid sampling and aerial photography.

We have also been concentrating our exploration initiatives on our 5,063 acre gold and platinum Escondida Project near Copiapo, Chile. Initiatives in progress include lab gravity concentration tests for recovery of gold, silver and platinum group metals, and leaching tests for recovery from gold and silver concentrates. Mapping and exploratory drilling are other concurrent exploratory initiatives.

As of the date of this Annual Report, we continue to organize geological and exploratory plans for our Rio Sur Project and Costa Rica Projects targeting copper and gold sediment hosted mineralizations located in proximity to each other near Copiapo, Chile and our Las Animas Project in Sonora, Mexico that feature epithermal vein hosted gold. We will be completing further due diligence in order to determine our best course of planned exploration and development work moving forward.

ITEM 1. DESCRIPTION OF BUSINESS - continued

YURA GOLD PROJECT, AREQUIPA, PERU

As discussed above, we acquired a 100% interest in approximately 4,940 acres of exploration properties which covers the Yura property. The Yura mining district is located some 40 kilometers west of the city of Arequipa, Peru. Arequipa is a mining and tourism center for southern Peru with a population of 1 million, with international airport service. A number of mining claims have been acquired and are fully constituted. These claims cover portions of a large granodioritic batholith which is hostrock to a series of quartz veins containing important values of free milling gold. More than a dozen veins have been located, about half of which have been sampled in outcrops and workings. The samples assayed indicated gold values.

The hosted veins are largely found between 1,200 to 2,400 meters above sea level, and weather is favorable for all year mining. The Chili and Yura rivers converge on the southern portion of the properties, forming the Vitor River. These rivers drain along deep faults which expose the batholith to depths of 300 meters, and up to 600 meters on the southwestern portion of the property. Some of the veins are traceable downs strike at or near the river bottom. Taken together, the horizontal and vertical relief presents a rough 3 dimensional view of potential ore resources. The veins are mother lode fault emplacement, many of which are vertical to semi-vertical, with long strikes traceable over hundreds of meters, and in some cases more than a kilometer.

Local Geology

The local host rock is a massive granodioritic to granitic, course grained porforidic intrusive body covering an area larger than 100 square kilometers, consisting of equi-granular quartz, plagioclase and potassic feldspars, with elongated hornblende and biotitic feno-crystals up to 3 cms in length. This intrusive hostrock is cut by a series of fine to medium grained quartz-feldspar high angle dikes which strike N to E.NE. The principle structural control appears to be a series of slip-strike left lateral faults and fractures, related to a regional zone of shearing which trends x N35W and dipping 60SW. Many of the faults in this system host quartz veins, which vary in widths of 30 centimeters to a meter, with pinching and swelling both horizontally and vertically. Swelling typically occurs when the lateral faults flex temporarily toward the west.

The veins along strike occasionally form either the footwall, headwall, or even center of shear zoned host rock. These shear zones vary in widths of 2 to 15 meters, with strike lengths up to 100 meters or more. At one of the vein workings, for example, the quartz vein forms the footwall, at an average width of 50 cms. The headwall is formed by a 1 meter dike, and in between is a 10 meter shear zone of moderate fracturing. The shear zone has an apparent strike length of more than 100 meters. Another example is the southern portion of a similar vein, which cuts shear zone 50 meters long, with the quartz vein swelling in the central portion of the shear zone to over 7 meters in width. These zones constitute some of the most obvious initial drill targets.

Mineralization

The quartz veins at Yura are of meso-thermal origin, similar to the mother lode veins of California's Sierra Nevada. It is expected that these veins will have extreme depths. None of the meso-thermal veins which have been mined in the province of Arequipa have bottomed out, some having reached depths of over 3,000 feet. Another favorable and typical characteristic of meso-thermal veins is that they tend to have continuous gold mineralization, even down to extreme depths.

Most of the prominent veins at Yura are parallel or semi parallel, and consist of transparent to translucent massive quartz. These quartz veins contain sericite-muscovite, both disseminated and in fractures, and locally traces of chalcopyrite, pyrite, and specularite, iron oxides from oxidation of pyrites and chalcopyrite, and abundant brecciation. The quartz presents at least two obvious mineralizing events, with initial breccia fragmentation followed by subsequent massive intrusion of translucent white quartz cemented with iron mineralization as described above. The adjoining host rock has a mineralized halo on both the head and foot walls of roughly 20 cms consisting of white clays and sericite, although the width of the halo varies greatly from vein to vein and even along strike. The veins and shear zones at the eastern portion of the property are more heavily propitilized, and the host rock at the level of the river demonstrate more epidote and clays, indicating a probable porphyridic system at some depth, which is most likely the mineralizing pluton for the Yura batholith.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Gold Mineralization. Gold mineralization at the surface has been picked at over the years by informal miners, generally down to a depth of no more than 10 meters or so, at which point winching the ore and the waste rock from the shaft becomes ever more labor intensive. The bulk of the gold mineralization appears to be free milling, simple crushing and hand panning reveals the gold to be slightly finer than table salt, ideal for gravity recovery followed by flotation. The oxide zone appears to dominate down to depths of 20 meters and more, which is the depth to which we have been able to sample thus far.

It is possible that at greater depths a portion of the gold will be associated with increasing sulfide mineralization with a decrease in overall free gold. Gold grades at the surface also increase with a few meters depth, as the gold has been remobilized by the decomposition of surface sulfides. The veins will also be subject to ebb and flow in both directions of rich ore shoots, which spatially will occur along strike in varying lengths and depths, depending on the vertical position within the vein structure, but not uncommonly for 50 to 100 meters or more in length and several hundred meters in depth.

Gold Grades. A number of samples have been collected for assay, mostly along vein surface outcroppings, with the balance from shallow pits and stopes. The samples indicate assayable gold.

Hand Panning. A number of the veins have been checked by hand panning, using one of the local "informal" miners as they are known in Peru, and who are generally proficient at estimating gold grades by eyeballing the gold tail left after panning. This method is particularly useful for obtaining a quick ballpark field assay.

Potential Ore Resources

The Yura mining district is virtually undeveloped despite its close proximity to Arequipa. The steep terrain and lack of access roads have discouraged small and medium sized companies from developing the area. Also, a lack of custom milling capacity in the region has hindered development not only at Yura, but also at hundreds of small and medium prospects in southern Peru. Large mining companies generally would not target a meso-thermal system of underground veins like Yura for development unless there is clear potential for a large disseminated ore body, which superficially does not appear to be the case at Yura.

To date, only rudimentary mapping and sampling have been carried out at Yura, covering only a portion of the property under claim. Prior mining activity in the area is limited to a few existing pits and stopes, largely to depths of 10 meters or less, most of which are found on the more accessible southern flank of both the eastern and western portion of the property. The central and northern portions of Yura are even less developed because the ore haulage distance on foot is up to several additional kilometres.

More than a dozen veins have been located at Yura to date. A quick exploration tool is to look for sheared zones of country rock. These shear zones are most obvious along the adjacent slopes of the hill crests and peaks, which do not have the alluvial float covering of the lower slopes. Within these shear zones, the large blocks of country rock have been significantly reduced in size, down to small rubble, and many times quartz float or outcrops are visible.

Visible vertical displacement of veins at Yura varies from 100 - 200 meters, although on the western portions of the property, mapping may eventually show vertical displacements of 500 meters or more. Visible horizontal strike lengths (often interrupted by float cover, pinch-swell, etc.) vary from a few hundred meters to more than a kilometer.

Development Plan

We intend to contract in the future with Boulder Resources, a third party company with an ore processing facility that currently has a mining camp near the Yura property's Mercedes vein. In addition, we are building roads in the area for truck access. Boulder Resources may provide equipment and personnel for future ore bulk testing. Ore would be sampled, trucked, and milled on a toll basis at the Boulder Resources processing plant some 70 kilometers to the east, at its full service, permitted processing plant. Preliminary rights have been obtained to as much as 3,000 cubic meters per day of water near the Yura mines, and surface rights are in the process of being obtained for possible plant erection. In work conducted on the claims to date, two access portals have been constructed on the Yura property's Mercedes vein at interim levels, one being 60 meters in elevation above the other. Benches have been cut back into the hillside above the portals, and on the top level more than 60 meters of tunnel drifted horizontally at a minus 7% grade.

ITEM 1. DESCRIPTION OF BUSINESS - continued

LAS ANIMAS PROJECT, SONORA, MEXICO

As discussed above, we have acquired a significant position in a mineral property located in the Mexican state of Sonora. Known as Las Animas, the property is located some 200 road kilometers southeast of Hermosillo, the state capital, and 175 kilometers northeast of Ciudad Obregon, a major agricultural center. The property consists of three separate claims blocks totaling approximately 6,822 acres. The properties are found at the southern end of the California-Sonora gold belt. A number of global companies are currently carrying out significant exploration activities on a number of gold and copper exploration initiatives.

Two separate mineral targets exist; one on the northeast portion of the claims constituting potentially a large disseminated copper/gold zone, and the balance of the claims (approximately 2,000 hectares) which target a potentially large zone of disseminated gold mineralization. The bulk of the property is located between 400 to 600 meters above sea level. Locally, the predominate host rock appears to be related to volcanic activity of the late Cretaceous-early Tertiary arc magmatism common throughout central Sonora, consisting of propylitically altered flows of andesite and possibly dacite, with minor amounts of agglomerates and breccias of local derivation. Gold mineralization is apparently related to local micro-veining and brecciation, which occurred through subsequent hydrothermal activity related to movement of the underlying Sonora batholith. Copper appears superficially as a suite of oxides contained in an elongated vent several hundred meters long, and up to 100 meters in width.

Land Position

We currently own 70% of two of the three mining claims, and are presently consolidating our position on the third claim wherein we will also have a 70% position. The balance is owned by two Mexican citizens, Gustavo Vazquez and Maria Munoz with 15% each. We expect to be able to increase its ownership position over the next couple of years through capital investment for exploration activities such as mapping, sampling, and possibly drilling. No formal agreement yet exists for increasing its ownership percentage. Since the summer of 2006, foreign mining companies have surrounded the Las Animas project both to the north and the south with more than 11,000 square kilometers of mineral claims. There are some small adjacent property areas that remain unclaimed, and we are currently evaluating the placement of a few more hundred hectares of mining claims, which could raise the land position to some 3,000 hectares.

Access. Commercial aviation service is available from major cities in the U.S. southwest, to both Hermosillo, the state capital with a population of 600,000, and connecting to Ciudad Obregon, with a population of 300,000. If leaving from Hermosillo, the road to Las Animas leads east along a paved road to the town of Tecoripa, then south along pavement until the town of Suaqui Grande. The pavement is in particularly poor shape. Las Animas is then reached by following some 40 kilometers of dirt road southeast from Suaqui Grande. These roads are annually maintained through a joint effort of local ranchers and state road crews. The summer of 2006 was a particularly rainy year with several hurricanes off the Baja Peninsula creating havoc with secondary roads throughout western Mexico. If leaving from Obregon, pavement leads northeast to Rosario. An improved dirt and gravel road is then followed for some 60 kilometers to the local of El Realito, and then west along dirt road for some 15 kilometers. An alternative is to use secondary roads if the weather permits on a NNE trajectory for 110 kilometers.

Basing the project out of either Hermosillo or Obregon is seen to be of comparative advantage. Hermosillo is more accessible to major cities such as Los Angeles, Tucson, and Phoenix, and has a larger population and is home base to many mining companies. Because of its large agricultural base, the extended Obregon area actually has better access to many types of equipment and repair shops.

Infrastructure.

Infrastructure at the property - roads, buildings, and so on, is sparse to non-existent. An old telephone line runs across the property but appears to be in disuse for some time. The Yaqui River with abundant water resources is located 2 miles east of the property boundary, at an elevation some 200 to 300 meters below the median property elevation.

Potential Ore Target.

Copper mineralization is found in an elongated belt several hundred meters long and up to 100 meters in length. Depth of a potential oxide zone is unknown. Additional copper mineralization zones probably exist which lack superficial expression, but may be exposed through subsequent mapping and drilling. Gold mineralization is spread out over several square kilometers. Sampling and drilling will delineate whether there is an economic ore body.

ITEM 1. DESCRIPTION OF BUSINESS - continued

DON BENO PROPERTY, COPIAPO, CHILE

As discussed above, we have acquired a 100% interest in approximately 14,574 acres of exploration properties which covers the Don Beno property. The Don Beno property group lies 100 kilometers south of Copiapo The properties are accessed by traveling south on the Pan American for approximately 80 kilometers, then traversing eastward for 20 kilometers along improved and maintained secondary roads. Travel time from Copiapo is about 1 hour and 15 minutes. Copiapo is the capital of Chile's 3rd Region, with a population of approximately 150,000 people, and an operating base for many of the larger regional mining projects of such companies as Anglo American, Phelps Dodge, Barrick Gold, Codelco Chile, etc. Copiapo is served by as many as 8 daily flights from two airlines, including 4 flights a day to Santiago, and 2 flights per day to the north to both Antofagasta, and Iquique, which are Chile's largest mining centers.

Geology

The mineral properties cover a good portion of the basin of a former caldera formation which subsequently subsided. A resurgence occurred near the center of the caldera splitting the basin into an eastern and western portion of roughly equal area. The caldera lies near the center of a 100 kilometer long fault system trending NNE and along which thick beds of limestone have surfaced through block faulting. The limestone formations are generally sequenced as horizontal beds each of which are several tens of meters in thickness. Some of the exposed formations are several hundred meters thick. The northern boundary of the limestone formation is best expressed near Pabellon, where the limestone forms a sequence several kilometers long and several hundred meters thick. The southern boundary is some 35 kilometers north of Vallenar, along the Pan American highway, where the limestone beds up-thrust several hundred meters at the El Toro formation. Width of the limestone varies, with some exposures showing 10 kilometers or more in width.

Along this NNE trending system, the limestone has been cut in many areas by localized volcanics. Many of the areas on the western edge of the system have been heavily mineralized forming economic deposits of iron, copper, and silver. Beginning at the northern portion of the trend, we find the iron-copper skarn deposit at Candelaria (Phelps Dodge). Working south, there are other skarn and copper deposits near the Los Bronces area. Then the high grade silver pluton which cuts the formation at Chanarcillo. The Bandurrias formation 8 kilometers to the north contains rich lodes of copper and silver.

The iron ore deposits at Cerro Colorado and Algarrobo are found at the southern end of the limestone trend. The limestone replacement silver mine, La Jaula mine, is found at Cerro El Toro. Ten kilometers to the southeast of Don Beno is the Corral copper prospect, which is a northeast trending syncline several kilometers long, interspersed with bedded limestone, andesite, and sedimentary beds.

To the east of Don Beno is found the Los Zorros property group currently held by SAMEX. While exploring in the Los Zorros area, contiguous to us, they began to find anomalous copper and gold surface values. The focus of the exploration then changed to delineating a much more attractive target. Surface sampling and trenching has been carried out at Los Zorros over a two year period, and has exposed potential high grade mineralized zones, the most prominent of which follow the regional NNE trend. Some of the delineated areas appear to be up to two kilometers in length.

Don Beno is a grassroots exploration target. The localized mineralization at Los Zorros is most probably related to the caldera action at Don Beno. The eastern half of the floor of the Don Beno caldera has the clearest indication of potential mineralized targets. The main target consist of an alternating sequence of dacitic and calcitic dikes, apparently near vertical, striking NNE over a distance greater than 2 kilometers. The sequence of alternating dikes also appears to be from 1.5 to 2 kilometers in width. Local drainage runoff to the SW has cut the sequence into a series of low scarps, exposed to depths of 30 to 50 meters. The calcitic dikes appear to be re-mobilized from primary limestone, which undoubtedly underlies the entire formation as a basement unit. From the limited workings, economic gold values would appear to be more closely related to the calcitic dikes, most likely related to iron mineralization of hydrothermal origin. Copper oxide was found in the fissures and fractures in a couple of dacitic dikes exposed by local mine workings.

The potential target zone of the eastern portion of Don Beno is 2,000 meters long by 2,000 meters wide, and should be at least 200 meters deep. Much of the area appears to be mineralized and can easily be trenched and sampled near surface to delineate potential drill targets.

The western portion of Don Beno contains a large number of calcitic dikes which have been hydro-thermally altered and on the surface carry low gold values. Most of the important formations appear to trend NNE, as do the calcitic dikes of interest. This area needs mapping and sampling in order to more clearly delineate the potential target zone, but speculatively it appears to be similar in size to the eastern zone. It is also neighbor to the exploration going on at Los Zorros. The southwestern portion of the property claims encompasses an area of localized mudstones, of unknown depth. This may be a potential area of dissemination and a drill target. A low hill formation trending NNE over a short distance appears to be the boundary of the mudstones. A copper vein in the bottom portion of the hill, trending NNE has been mined along strike for a distance of some 30 meters. Parallel structures up the hill would appear to be calcitic dikes.

ITEM 1. DESCRIPTION OF BUSINESS - continued

ESCONDIDA PROJECT, COPIAPO, CHILE

As discussed above, we have acquired a 100% interest in approximately 5,063 acres of exploration properties which covers the Escondida property. The Escondida precious metals project is located in Chile's 3rd Region, (or Atacama Region), 20 kilometers south of the port city of Caldera, and approximately 65 kilometers from Copiapo, the region's capital, along 40 kilometers of the paved Pan American highway, and 25 kilometers of improved graded secondary roads, all of which are maintained by the Chilean government.

Atacama is a mining region, with annual exports of mineral commodities exceeding 1 billion dollars. The region has excellent infrastructure for mining projects, including major vendors for mining supplies and machinery, a skilled labor force, and over 400 years of mining history. The regional Atacama airport is only 20 kilometers from the project, with direct daily jet service to Santiago and major mining centers to the north, from two airlines operating eight daily flights.

The exploration claims are located in a region of approximately 14,000 hectares - 140 square kilometers, or about 35,000 acres. The mineral target consists of a sedimentary exhalative sulfide deposit of marine origin, which has been uplifted through block faulting to form a low lying continental shelf. The mean elevational average of the target mineralized zone is less than 150 meters - 500 feet. Sulfide mineralization at or near the surface consists almost entirely of finely disseminated pyrite, in banded horizontal beds. The beds are commonly a few centimeters to 10's of centimeters in thickness, to hundreds of meters and possibly kilometers in length and width. The surface oxidation zone is typically only about a meter in thickness. On the western edge of the mineralized zone, wind and water have carved the mineralized beds to a depth of 20 to 30 meters.

Precious metals mineralization is believed to be related to, and to a large degree, contained within the pyritic minerals. Silver values are spotty and generally report low results. Platinum group metals are also present, in order of importance, as platinum, rhodium, and palladium. Gold and PGM values should increase with depth and proximity to the original source of mineralization, thought to be black smokers or similar underwater venting.

Infrastructure

A small pilot facility for metallurgical testing has been erected. Facility resources include capture of localized subterranean waters, at a rate of 30 liters per minute. Also, storage, mixing and recycling ponds with capacity in excess of 2 million liters. Fiberglass processing tanks have been erected in 4 processing lines, with a total capacity of 30,000 liters. Tankage can be employed for recovery of precious metals either through activated carbon, or as is now being done through reverse electrolysis. Power is generated on site and distributed to various pumps, motors, and lighting. Workers quarters, field office, and storage areas are also included.

The property area is served by a number of improved and maintained roads, bounded on the east by the Pan American highway, and on the west by the improved gravel and dirt roads leading from Puerto Viejo to Caldera, and to Bahia Inglesa, respectively. On the south portion of the property are two improved, graded dirt roads, leading from the Pan American highway to Puerto Viejo, each of which straddle one side Copiapo River Canyon. All of these roads are maintained by the regional government. More than 90% of the property is accessible to in either two or four wheel drive.

Line power is located some 15 kilometers (straight distance) from the current pilot plant site, near the Atacama Regional airport. The airport is served from a substation near Caldera. Previous inquiries to the regional electrical supplier indicated a willingness to extend a supply line to the property as production merits.

Localized water recovered at the plant site appears to be limited, probably no more than 1 liter per second available. The water is saline (11,000 ppm's dissolved salts). In addition to the localized water recovered at the plant, two other sources of water are readily available. The Copiapo River runs through the southern portion of the property, and is located some 5 kilometers from the pilot plant. River resource water emptying into the Puerto Viejo bay are probably in the 100 to 500 liters per second range, depending on how much seepage occurs in the subterranean aquifer. The ocean is only a few kilometers distance from the plant site.

Some of the world's largest mining companies have operations which are headquartered in Copiapo, including Phelps Dodge, Placer Dome-Barrick, Anglo American, Codelco Chile, and so on. Enami runs a state custom smelter. A full range of local support services exists for the mining industry, much of which is backstopped either from Santiago or Antofagasta.

Cell phone coverage exists on much of the property, including at the pilot testing facility. Copiapo has a full range of communication services, including internet, cable, and satellite.

Metropolitan Copiapo has a population approaching 150,000. The countries oldest mining university is located here. The labor force is sufficient and well educated for management, supervisory and labor positions.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Geological Setting

The Escondida deposit is a former marine sediment which was mineralized while under water. Regional block faulting uplifted the sediments forming a low continental shelf. Hostrock consists almost entirely of the granodioritic coastal batholith, which forms an uneven basement onto which the sediments were deposited from continental runoff. The batholith protrudes as occasional low lying hills.

The Copiapo River was the largest regional contributor of sediments for the deposit. Fine and medium grained sediments expelled into the ocean during flood runoff were sorted and carried by the predominantly northward flowing currents (Humboldt) where they settled out across the marine batholith.

Concurrent with the deposition of the sediments, mineralized fluids discharged onto the seafloor through localized faults and fractures, forming extensive stratiform deposits of chemical precipitates, in this case largely sulfides of pyrite. The discharge zones for seafloor mineralization were probably simple fumarole conduits, or possibly black smoker chimneys. Precious metals of gold, silver, and platinum group metals found within the deposit are associated with the pyrites. The sediments are of a sufficiently young age, probably 500,000 to 2 MM years, that they are largely pliable and unhardened. The top 4 to 5 meters can be easily trenched, and bottom layers can be ripped. A large section of the western portions of the deposit contain a top layer of blow sand, from 0.5 to 1 meters in thickness. Underneath the blow sand lies a layer of former reef type material bound with medium to small rounded rocks, generally 20 to 30 centimeters in thickness. The localized water captured at the plant site flows through this porous layer as seepage.

The mineralized sediments are found under the reef layer as banded, horizontal units. At the plant site, trenching has exposed these units to a depth of 5 meters. West of the plant site, the layers are exposed to depths of 10 to as much as 30 meters. Five kilometers to the northeast of the plant site, a small basin has been locally block faulted, exposing sediments to a depth of 12 meters. To the south, the Copiapo River has cut a channel exposing sediments at several different points which vary in depth from 10 to 25 meters.

Iron content and oxidized iron staining indicate variations in mineral intensity. Proximity to fault and discharge zones should significantly increase precious metals values. The exploration targets found within the property are ideal for I.P. testing. Mineral resources can be easily delineated through trenching and drilling.

PROPOSED FUTURE BUSINESS OPERATIONS

Our current strategy is to complete further acquisitions of additional mineral opportunities which fall within the criteria of providing a geological basis for development of mining initiatives that can provide near term revenue potential and capital repatriation from production cash flows and to create reserves. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional tracts of prime acreage, exploration and drilling to create mineral reserves, and to implement mining to provide revenues.

MATERIAL AGREEMENTS

Financial Advisory Consulting Services Agreement

Effective on May 31, 2008, our Board of Directors, pursuant to unanimous written consent in lieu of a meeting, authorized and approved the execution of a six-month financial advisory consulting services agreement dated May 31, 2008 (the “Consulting Services Agreement”) with Surfside Ventures Ltd., a British Columbia corporation (“Surfside”). In accordance with the terms and provisions of the Consulting Services Agreement, Surfside shall provide to us the following services: (i) corporate planning, strategy and negotiations with potential strategic business partners; (ii) business growth and development planning; (iii) investor relations management; (iv) periodic reporting as to developments concerning general financial markets, possible strategic direction and public securities markets and industry; and (v) general business consulting services and/or other general business consulting needs. In accordance with further terms and provisions of the Consulting Services Agreement, we agreed to: (i) issue to Surfside an aggregate 150,000 shares of our restricted common stock at a price per share of $0.80 within 15 days of the execution of the Consulting Services Agreement (which as of the date of this Consulting Services Agreement, such shares have been issued); (ii) pay a monthly consulting fee to Surfside of $4,000 for the six-month term; and (iii) reimburse expenses incurred by Surfside on our behalf up to an aggregate of $20,000. See “Part II. Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.”

Corporate Support Agreement

Effective January 1, 2007 as dated May 1, 2007, our Board of Directors, pursuant to unanimous written consent in lieu of a meeting, authorized and approved the execution of an eighteen month corporate support agreement (the "Corporate Support Agreement") with Sweetwater Capital Corp., a private company organized under the laws of the Province of British Columbia, Canada ("SCC"). In accordance with the terms and provisions of the Corporate Support Agreement: (i) SCC shall provide us with corporate services including, but not limited to, furnished offices, communication services, support services, personnel, and other incidental services in order for us to be able to perform our corporate business operations and activities in Vancouver, British Columbia; (ii) SCC shall further provide at our request financial services, bookkeeping and accounting services, formulation of budget plans, establishment of financial relationships, and preparation and maintenance of proper accounting records; and (iii) we shall pay SCC the aggregate monthly sum of CDN $15,000.

ITEM 1. DESCRIPTION OF BUSINESS - continued

MINERAL EXPLORATION REGULATION

Our mineral exploration activities are, or will be, subject to extensive foreign laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mineral exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. Our activities may be subject to certain federal, state and local laws and regulations, relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations does not appear to have a future material effect on our operations or financial condition to date. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. However, such laws and regulations, whether national or local, are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Costs have not been incurred to date with respect to compliance with environmental laws but such costs may be expected to increase with an increase in scale and scope of exploration.

Mineral exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Mineral exploration operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mineral exploration operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Annual Report, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Andrew Brodkey, our President/Chief Executive Officer, David Hackman, our Vice President of Exploration, Jas Butalia, our Chief Financial Officer, and Harold Gardner, our Chief Operating Officer/Vice President of Business Development are primarily responsible for all of our day-to-day operations in conjunction with support consultants and other contracting personnel. Other services are provided by outsourcing, consultant, and special purpose contracts.

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

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our mineral properties. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration of current and future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in any of our future mineral properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our mineral properties. Further, if we are able to establish that development of our mineral properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our mineral properties into production and recover our investment. We may not discover commercially exploitable quantities of mineral on our properties that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Our properties do not contain any known body of economic mineralization and there is no assurance that any exploration programs that we engage in will establish any economic mineralization. Our mineral properties are in the exploration stage as opposed to the development stage. The known mineralization at these projects has not yet been determined, and may never be determined to be economic. We plan to conduct further exploration activities on our mineral properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether commercial mineable mineral exists on any of our properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of mineral. Any determination that our properties contain commercially recoverable quantities of mineral may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economical. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

Our exploration activities on our mineral properties may not be commercially successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of mineral on our properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of mineral exploration is determined in part by the following factors:

•           identification of potential mineralization based on superficial analysis;

•           availability of government-granted exploration permits;

•           the quality of management and geological and technical expertise; and

•           the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract the mineral, and to develop the mining and processing facilities and infrastructure at any chosen site. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; mineral prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of mineral and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized mineral in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of mineral on our properties.

Mineral prices may not support corporate profit.

Prices for certain minerals have been highly volatile, and are affected by numerous international economic and political factors over which we have no control. The prices of certain minerals have varied over the last four years. The prices of minerals are affected by numerous factors beyond our control, including the demand, increased supplies from both existing and new mines, sales of minerals from existing stockpiles, and political and economic conditions. Our long-term success is highly dependent upon the prices of certain minerals, as the economic feasibility of any ore body discovered on our properties would in large part be determined by the prevailing market price of mineral. If a profitable market does not exist, we could have to cease operations.

Our business is difficult to evaluate because we have a limited operating history.

In considering whether to invest in our common stock, you should consider that our inception was April 20, 2004, and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance.  In addition, we have only recently acquired or will acquire our primary mineral exploration prospects located in South America and Mexico with limited experience in early stage exploration efforts.

ITEM 1. DESCRIPTION OF BUSINESS - continued

We have a history of operating losses and there can be no assurances we will be profitable in the future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately ($3,806,977) from April 20, 2004 (inception) to April 30, 2008. As of April 30, 2008, we had an accumulated deficit of ($3,806,977) and had incurred losses of approximately $3,539,499 during fiscal year ended April 30, 2008. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

Future participation in an increased number of mineral exploration prospects will require substantial capital expenditures.

The uncertainty and factors described throughout this section may impede our ability to economically discover, acquire, develop and/or exploit mineral prospects. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

The financial statements for the fiscal years ended April 30, 2008 and April 30, 2007 have been prepared “assuming that the Company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See “Item 6. Management’s Discussion and Analysis and Plan of Operation – Going Concern.”

              We will require additional funding in the future.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited. The terms and provisions of the Option Agreement and our current plans require us to make substantial capital expenditures for the exploration of our mineral exploration properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of mineral. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

As part of our growth strategy, we intend to acquire additional mineral exploration properties.

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

We are relatively a new entrant into the mineral exploration and development industry without profitable operating history.

Since inception, our activities have been organizational and start up oriented and have concentrated on obtaining working capital and funding for our exploration initiatives. It has only been since 2004 that our business operations and focus is on acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited. The business of mineral exploration and development is subject to many risks and if mineral is found in economic production quantities, the potential profitability of future possible mining ventures depends upon factors beyond our control. The potential profitability of mining mineral properties if economic quantities of mineral is found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected grades of mineral; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The risks associated with exploration and development and, if applicable, mining could cause personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability.

We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proven mineral reserves. We do not presently carry property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

The mineral exploration and mining industry is highly competitive and there is no assurance that we will be successful.

The mineral exploration and mining industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce mineral, but also market mineral and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive mineral properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low mineral market prices. Our larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing mineral properties.

The marketability of minerals will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of mineral which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of mineral and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Mineral mining operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations.

If economic quantities of mineral is found by us in sufficient quantities to warrant mining operations, such mining operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mineral mining operations are also subject to foreign, federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from government bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Mineral exploration and development and mining activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

Mineral exploration and development and future potential mineral mining operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Our global operations are also subject to many environmental protection laws. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in any applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

We may be unable to retain key employees or consultants or recruit additional qualified personnel.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Andrew Brodkey, our President/Chief Executive Officer and a director, David Hackman, our Vice President of Exploration and a director, Jas Butalia, our Chief Financial Officer and a director, and Harold Gardner, our Chief Operating Officer and Vice President of Business Development and a director. Further, we do not have key man life insurance on any of these individuals. We may not have the financial resources to hire a replacement if any of our officers were to die. The loss of service of any of these employees could therefore significantly and adversely affect our operations.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 86,900,400 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 6,337,600 shares of our common stock pursuant to a registration statement declared effective November 1, 2007 and are available for immediate resale which could have an adverse effect on the price of our common stock. Of the 6,337,600 shares registered under the registration statement, 3,150,400 shares are held of record by existing shareholders and 3,187,200 shares are issuable upon the exercise of 3,187,200 warrants held by our existing shareholders.

As of the date of this Annual Report, there are 47,022,400 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See “Part II. Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.”

Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

ITEM 1. DESCRIPTION OF BUSINESS - continued

The trading price of our common stock on the OTC Bulletin Board will fluctuate significantly and stockholders may have difficulty reselling their shares.

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional issuance of equity securities may result in dilution to our existing stockholders.

Our Articles of Incorporation authorize the issuance of 3,600,000,000 shares of common stock. Common stock is our only authorized class of stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

Our common stock is classified as a “penny stock” under SEC rules which limits the market for our common stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

A majority of our directors and officers are outside the United States and Canada, with the result that it may be difficult for investors to enforce within the United States and or Canada any judgments obtained against us or any of our directors or officers.

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 2. DESCRIPTION OF PROPERTIES

We sub-lease our principal office space located at 3430 East Sunrise Drive, Suite 160, Tucson, Arizona 85718 under an informal verbal arrangement with a Canadian exploration company that has two of our directors in common (“Lessor”). The office space relates to our US based operations that provides organizational staging for South American and Mexican exploration operations.  Office rent costs us approximately $4,000 monthly. The Company has guaranteed the head lease effective September, 1, 2007 that obligates the Company under conditions of default by the Lessor, to pay monthly lease amounts relating to the Company’s Tucson offices until the end of the lease term through October 31, 2010 or as amended or renewed.  As at April 30, 2008, the gross value of the guarantee was $348,548 noting that the amount would be payable on a monthly basis over the remaining term ending in October, 2010.

We also rent operating offices in Chile and Peru with Pacific Copper Corp., a Delaware public corporation (“Pacific Copper”), in order to decrease overall expenditures in areas of similar operation. Certain of our directors and management are also officers, directors and management of Pacific Copper, and companies who act as operator to the Company in Chile and Mexico. See “Part III. Item 12. Certain Relationships and Related Transactions and Director Independence.”

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended April 30, 2008, no matters were submitted to our stockholders for approval.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “ZORO:OB” on approximately February 12, 2007. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Month Ended	High Bid	Low Bid
June 30, 2008	$0.95	$0.55
March 31, 2008	$0.72	$0.49
December 31, 2007	$0.98	$0.75
August 31, 2007	$1.01	$1.00
June 30, 2007	$1.55	$1.20
March 31, 2007	$1.10	$1.01
February 28, 2007	$1.10	$1.05

As of July 28, 2008, we had 145 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses currently indicate the inability to pay any cash dividends, and we do not indicate the intention of paying cash dividends on our common stock in the foreseeable future.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES - continued

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Zoro Mining Corp. 2008 Stock Incentive Plan (the “2008 Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	-0-	-0-	-0-
Equity Compensation Plans Not Approved by Security Holders 2008 Stock Option Plan	-0-	n/a	10,000,000*[1] 13,035,060*[2]
Warrants	4,670,000 800,000	$0.70 $1.50	n/a n/a
Total	5,470,000	--	--

*1 The maximum number of shares that may be granted in the form of incentive stock options is 10,000,000.
*2 Available shares based upon 15% of the total issued and outstanding of 86,900,400 shares of common stock.

2008 Stock Incentive Plan (“the 2008 Plan”)

On February 7, 2008, our Board of Directors authorized and approved the adoption of the 2008 Plan effective February 7, 2008, under which the maximum aggregate number of shares which may be issued pursuant to all awards under the 2008 Plan is 15% of the issued and outstanding common shares and the maximum number of shares that may be granted in the form of incentive stock options is 10,000,000.

The purpose of the 2008 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2008 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2008 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2008 Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 15% of the issued and outstanding shares of common stock and 10,000,000 shares in the form of incentive stock options. At the time a Stock Option is granted under the 2008 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

In the event an optionee ceases to be employed by or to provide services to us for reasons other than cause, retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event an optionee ceases to be employed by or to provide services to us for reasons of retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to one-year after the effective date that his position ceases, and after such one-year period any unexercised Stock Option shall expire.

No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period up to ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

The exercise price of a Stock Option granted pursuant to the 2008 Plan shall be paid in full to us by delivery of consideration equal to the product of the Stock Option in accordance with the requirements of the Nevada Revised Statutes. Any Stock Option settlement, including payment deferrals or payments deemed made by way of settlement of pre-existing indebtedness may be subject to such conditions, restrictions and contingencies as may be determined.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES - continued

Incentive Stock Options

The 2008 Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options, one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of the common shares of the Company, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

As of the date of this Annual Report, no Stock Options have been granted.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended April 30, 2008, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

2007 Private Placement Offering

Between April 27, 2007 and July 11, 2007, we completed a private placement offering (the “2007 Private Placement”) with certain non-United States residents (collectively, the “Investors”). In accordance with the terms and provisions of the 2007 Private Placement, we issued to the Investors in four tranches an aggregate of 3,150,400 units at a per unit price of $1.25 (the “Unit”) in our capital for aggregate proceeds of $3,938,000. Each Unit was comprised of one share of restricted common stock and one full non-transferable warrant (the “Warrant”). Each Warrant is exercisable at $1.50 per share for a period until October 31, 2009.  The Units under the 2007 Private Placement were sold to the Investors in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The 2007 Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the Units was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The Investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the common stock.  As of April 30, 2007, we had received $2,600,000 towards the 2007 Private Placement which was completed in fiscal 2008.

Consulting Services Agreement

Effective on May 31, 2008, we entered into the Consulting Services Agreement with Surfside. In accordance with the terms and provisions of the Consulting Services Agreement, we issued 150,000 shares of our restricted common stock to Surfside valued at a price per share of $0.80.

Warrants

In accordance with the terms and conditions of the Mineral Property Acquisition Agreement, on May 18, 2007, we issued an aggregate 4,670,000 warrants to purchase 4,670,000 shares of our restricted common stock at a price of $0.70 per share for an exercise term until May 18, 2009 as part of mineral property acquisition costs in connection with acquisition of our interests in the Property, of which 808,500 warrants were issued to Harold Gardner who was our prior Chief Executive Officer/President, and is currently Vice President of Business Development. See “Part III. Item 12. Certain Relationships and Related Transactions and Director Independence.”

On May 18, 2007 we issued an aggregate of 800,000 warrants to purchase 800,000 shares of our restricted common stock at a price of $1.50 per share for a term until May 18, 2009. The warrants were issued in connection management services to be rendered by our Chief Executive Officer/President, with all such services provided in the year ended April 30, 2008.  See “Part III. Item 12. Certain Relationships and Related Transactions and Director Independence.”

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES - continued

Cancellation of Shares

On May 7, 2007,  in connection with the Mineral Property Acquisition Agreement and corporate restructuring, an aggregate of 132,850,000 shares of our common stock held by certain of our directors and founding shareholders were returned to treasury for no consideration and cancelled on the basis of prior negotiations.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (April 20, 2004) to year ended April 30, 2008, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION

	Fiscal Year Ended April 30, 2008	Fiscal Year Ended April 30, 2008	For the period from inception (April 20, 2004) to April 30, 2008
Expenses
Consulting	$377,906	$-0-	$377,906
Depreciation	74,331	-0-	74,331
Donated services	-0-	9,000	25,500
Filing/transfer agent fees	18,607	-0-	18,607
Management and administration	368,337	-0-	368,337
Mineral property costs	2,279,644	53,388	2,334,984
Office and general	280,610	94,554	381,434
Professional fees and organizational costs	204,360	63,508	290,174
Total expenses	3,603,795	220,450	3,871,273
Interest income	64,296	-0-	64,296
Net Loss	$(3,539,499)	$(220,450)	$(3,806,977)

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Fiscal Year Ended April 30, 2008 Compared to Fiscal Year Ended April 30, 2007.

Our net loss for fiscal year ended April 30, 2008 was ($3,539,499) compared to a net loss of ($220,450) during fiscal year ended April 30, 2007 (an increase of $3,319,049). During fiscal years ended April 30, 2008 and 2007, we did not generate any revenue.

During fiscal year ended April 30, 2008, we incurred expenses of $3,603,795 compared to $220,450 incurred during fiscal year ended April 30, 2007 (an increase of $3,383,345). These expenses incurred during fiscal year ended April 30, 2008 consisted of: (i) consulting of $377,906 (2007: $-0-); (ii) depreciation of $74,331 (2007: $-0-); (iii) donated services of $-0- (2007: $9,000); (iv) filing and transfer agent fees of $18,607 (2007: $-0-); (v) management and administration of $368,337 (2007: $-0-); (vi) mineral property costs of $2,279,644 (2007: $53,388); (vii) office and general of $280,610 (2007: $94,554); and (viii) professional fees and organizational costs of $204,360 (2007: $63,508).

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION - continued

Expenses incurred during fiscal year ended April 30, 2008 compared to fiscal year ended April 30, 2007 increased primarily due to the increased mineral property costs incurred in South America and Mexico relating to the acquisition of our Property. Professional fees and organizational costs and office and general expenses also increased correspondingly relating to the increased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Expenses incurred during fiscal year ended April 30, 2008 of $3,603,795 were offset by interest income of $64,296 (2007: $-0-) resulting in a net loss of ($3,539,499).

Our net loss during fiscal year ended April 30, 2008 was ($3,539,499) compared to a net loss of ($220,450) during fiscal year ended April 30, 2007. Our net loss during fiscal year ended April 30, 2008 was ($0.039) per share compared to a net loss ($0.001) per share during fiscal year ended April 30, 2007. The weighted average number of shares outstanding was 89,234,495 for fiscal year ended April 30, 2008 compared to 205,564,932 for fiscal year ended April 30, 2007 (as increased by the forward stock split effective February 9, 2007 on a thirty six for one (36:1) basis).

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended April 30, 2008

As at fiscal year ended April 30, 2008, our current assets were $217,147 and our current liabilities were $348,358, which resulted in a working capital deficiency of ($131,211). As at fiscal year ended April 30, 2008, current assets were comprised of: (i) $68,551 in cash; (ii) $1,726 in prepaid expenses; (iii) $14,370 in accounts receivable; and (iv) $132,500 in loan receivable. As at fiscal year ended April 30, 2008, current liabilities were comprised of: (i) $295,207 in accounts payable and accrued liabilities; and (ii) $53,151 due to related parties.

As at fiscal year ended April 30, 2008, our total assets were $1,925,141 comprised of: (i) $217,147 in current assets; (ii) $435,267 in valuation of equipment (net of accumulated depreciation of $74,331); and (iii) $1,272,727 in valuation of mineral properties compared to total assets of $2,707,584 as at fiscal year ended April 30, 2007. The decrease in total assets during fiscal year ended April 30, 2008 from fiscal year ended April 30, 2007 was primarily due to lower cash resources from exploration initiatives and company operations incurred during th year offset by increases in the recording of valuation of our interests in the mineral properties and equipment.

As at fiscal year ended April 30, 2008, our total liabilities were $348,358 comprised entirely of current liabilities. The slight increase in liabilities during fiscal year ended April 30, 2008 from fiscal year ended April 30, 2007 was primarily due to the increase in accounts payable and accrued liabilities. See “ – Material Commitments.”

Stockholders’ equity (deficit) decreased from $2,468,322 for fiscal year ended April 30, 2007 to $1,144,056 for fiscal year ended April 30, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended April 30, 2008, net cash flows used in operating activities was ($2,913,902) consisting primarily of a net loss of ($3,539,499). Net cash flows used in operating activities was adjusted by $209,293 for non-cash management fees, $74,311 for depreciation, and ($7,500) for accrued interest income. Net cash flows used in operating activities was further changed by a decrease of $175,001 in prepaid expenses, an increase of $188,842 in accounts payable and accrued liabilities, and an increase of $14,370 in other receivable. For fiscal year ended April 30, 2007, net cash flows used in operating activities was ($287,653) consisting primarily of a net loss of ($220,450), and adjusted by $3,000 in donated rent and $9,000 in donated services. Net cash flows used in operating activities was further changed by an increase of $175,661 in prepaid expenses and $96,458 in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For fiscal year ended April 30, 2008, net cash flows used in investing activities was ($509,598) consisting of the purchase of equipment for South American exploration operations. For fiscal year ended April 30, 2007, net cash flows used in investing activities was ($125,000) consisting of loan receivable.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION - continued

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended April 30, 2008, net cash flows provided from financing activities was $1,086,194 compared to $2,818,453 for fiscal year ended April 30, 2007. Cash flows from financing activities for fiscal year ended April 30, 2008 consisted primarily of $1,165,940 in proceeds from common stock issuances and subscriptions offset by ($79,746) in repayments to related parties. Cash flows from financing activities for fiscal year ended April 30, 2007 consisted primarily of $2,701,250 in proceeds from common stock issuances and subscriptions and $117,203 in advances from related parties.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) mineral properties; (ii) possible drilling initiatives on current properties and future properties; and (iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

During fiscal year ended April 30, 2008, we engaged in the 2007 Private Offering pursuant to which we issued in four tranches an aggregate of 3,150,400 Units for aggregate proceeds of $3,938,000.

MATERIAL COMMITMENTS

As of the date of this Annual Report, and other than our obligations under the Mineral Property Acquisition Agreement, as incurred, and the Consulting Services Agreement and the Corporate Support Agreement, we do not have any material commitments other than the head lease joint and several guarantee relating to our Tucson, AZ offices (see ITEM 2. DESCRIPTION OF PROPERTIES).

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 29, 2008 and February 28, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION - continued

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by us beginning in the first quarter of 2009. We do not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is in the process of evaluating the impact, if any, SFAS 160 will have on our financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity’s first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by us prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management is in the process of evaluating the impact, if any, SFAS 141 will have on our financial statements upon adoption.

ITEM 7. FINANCIAL STATEMENTS

ZORO MINING CORP.

(An Exploration Stage Company)

Consolidated Financial Statements

April 30, 2008

Page

Report of Independent Registered Public Accounting Firm Dated July 23, 2008	27

Consolidated Balance Sheets as at April 30, 2008 and April 30, 2007	28

Consolidated Statements of Operations for Fiscal Years Ended April 30, 2008 and April 30, 2007 and for the Period from April 20, 2004 (Inception) to April 30, 2008	29

Consolidated Statements of Cash Flows for the Fiscal Years Ended April 30, 2008 and April 30, 2007 and for the Period from April 20, 2004 (Inception) to April 30, 2008	30

Consolidated Statement of Stockholders' Equity for the Period from April 20, 2004 (Inception) to April 30, 2008	31

Notes to the Consolidated Financial Statements	32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Zoro Mining Corp.

We have audited the accompanying consolidated balance sheets of Zoro Mining Corp. (an exploration stage company) as of April 30 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended April 30, 2008 and 2007 and the period from April 20, 2004 (inception) through April 30, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Zoro Mining Corp. as of April 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended April 30, 2008 and 2007 and the period from April 20, 2004 (inception) through April 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
July 23, 2008

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	April 30, 2008 $	April 30, 2007 $

CURRENT ASSETS
Cash	68,551	2,405,857
Prepaid expenses	1,726	176,727
Other receivables	14,370	-
Loan receivable (Note 3)	132,500	125,000

Total Current Assets	217,147	2,707,584

EQUIPMENT (Note 5)	435,267	-
MINERAL PROPERTIES (Note 4)	1,272,727	-

TOTAL ASSETS	1,925,141	2,707,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	295,207	106,365
Due to related parties (Note 6)	53,151	132,897

Total Current Liabilities	348,358	239,262

DEFERRED INCOME TAX LIABILITY (Note 10)	432,727	-

Stockholders’ Equity

Capital stock (Note 7) 3,600,000,000 shares authorized, $0.00001 par value
86,750,400 shares issued and outstanding (2007 – 216,450,000)	868	2,164
Additional paid-in capital	4,915,665	99,136
Subscriptions received (Note 7)	-	2,600,000
Donated capital (Note 6)	34,500	34,500
Deficit accumulated during the exploration stage	(3,806,977)	(267,478)

Total Stockholders’ Equity	1,144,056	2,468,322

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,492,414	2,707,584

GOING CONCERN CONTINGENCY (Note 1)
SUBSEQUENT EVENT (Note 12)
COMMITMENTS (Notes 4, 8)

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations

	For the Year Ended April 30, 2008	For the Year Ended April 30, 2007	From April 20, 2004 (Date of Inception) to April 30, 2008
	$	$	$
Expenses
Consulting (Note 6)	377,906	-	377,906
Depreciation	74,331	-	74,331
Donated services (Note 6)	-	9,000	25,500
Filing and transfer agent fees	18,607	-	18,607
Management and administration fees	368,337	-	368,337
Mineral exploration costs (Note 4)	2,279,644	53,388	2,334,984
Office and general (Note 6)	280,610	94,554	381,434
Professional fees	204,360	63,508	290,174
	(3,603,795)	(220,450)	(3,871,273)
Other income
Interest income	64,296	-	64,296

Net loss	(3,539,499)	(220,450)	(3,806,977)

Basic and diluted loss per common share	(0.04)	(0.01)

Weighted average number of common shares outstanding (Notes 1 and 2d)	89,234,495	205,564,932

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended April 30, 2008 $	For the Year Ended April 30, 2007 $	From April 20, 2004 (Date of Inception) to April 30,2008 $

Cash Flows Used In Operating Activities

Net loss	(3,539,499)	(220,450)	(3,806,977)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	74,331	-	74,331
Non-cash management fees	209,293	-	209,293
Accrued interest income	(7,500)	-	(7,500)
Donated rent	-	3,000	9,000
Donated services	-	9.000	25,500
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	175,001	(175,661)	(1,726)
Increase in other receivables	(14,370)	-	(14,370)
Increase (decrease) in due to related parties	(79,746)	117,203	53,151
Increase in accounts payable and accrued liabilities	188,842	96,458	295,207

Net Cash Used in Operating Activities	(2, 993,648)	(170,450)	(3,164,091)

Cash Flows Used In Investing Activities
Purchase of equipment	(509,598)	-	(509,598)
Loan receivable	-	(125,000)	(125,000)

Net Cash Used In Investing Activities	(509,598)	(125,000)	(634,598)

Cash Flows From Financing Activities
Proceeds from common stock issuances and subscriptions	1,165,940	2,701,250	3,867,240

Net Cash From Financing Activities	1,165,940	2,701,250	3,867,240

Increase (Decrease) in Cash	(2,337,306)	2,405,800	68,551

Cash - Beginning	2,405,857	57	–

Cash - Ending	68,551	2,405,857	68,551

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Other Non-cash Investing and Financing Activities – Note 9

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
From April 20, 2004 (Date of Inception) to April 30, 2008
					Deficit
					Accumulated
			Additional	Common	During the
			Paid-in	Stock	Exploration	Donated
	Common Stock		Capital	Subscriptions	Stage	Capital	Total
	#	$	$	$	$	$	$

Balance – April 20, 2004 (Date of Inception)	–	–	-	–	–	–	–
Issuance of common shares for cash
at $.00001/share	144,000,000	1,440	(1,400)	(40)	–	–	–
Net loss for the period	–	–	–	–	(1,858)	–	(1,858)
Balance – April 30, 2004	144,000,000	1,440	(1,400)	(40)	(1,858)	–	(1,858)
Issuance of common shares for cash
at $.00001/share	36,000,000	360	(350)	(10)	–	–	–
Share subscriptions received	–	–	–	40	–	–	40
Donated rent and services	–	–	–	–	–	10,500	10,500
Net loss for the year	–	–	–	–	(32,480)	–	(32,480)
Balance – April 30, 2005	180,000,000	1,800	(1,750)	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	–	–	–	10	–	–	10
Donated rent and services	–	–	–	–	–	12,000	12,000
Net loss for the year	–	–	–	–	(12,690)	–	(12,690)
Balance – April 30, 2006	180,000,000	1,800	(1,750)	–	(47,028)	22,500	(24,478)
Issuance of common shares for cash
at $0.00277/share	36,450,000	364	100,886	–	–	–	101,250
Share subscriptions received	–	–	–	2,600,000	–	–	2,600,000
Donated rent and services	–	–	–	–	–	12,000	12,000
Net loss for the year	–	–	–	–	(220,450)	–	(220,450)
Balance – April 30, 2007	216,450,000	2,164	99,136	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $1.25 per unit (Note 7(a))	3,150,400	32	3,765,908	(2,600,000)	–	–	1,165,940
Share cancellation (Note 7(a))	(132,850,000)	(1,328)	1,328	–	–	–	–
Fair value of warrants issued for mineral properties (Note 4)	–	–	840,000	–	–	–	840,000
Fair value of warrants issued for services (Note 7(b))	–	–	209,293	–	–	–	209,293
Net loss	–	–	–	–	(3,539,499)	–	(3,539,499)
Balance – April 30, 2008	86,750,400	868	4,915,665	–	(3,806,977)	34,500	1,144,056

All share amounts have been restated to reflect the 36:1 reverse share split on February 9, 2007 (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008

1.	Nature of Operations

The Company was incorporated in the State of Nevada on April 20, 2004. The Company is in the exploration stage, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company’s principal business is the acquisition and exploration of mineral resources (Note 4). The Company has not presently determined whether its mineral properties contain mineral reserves that are economically recoverable.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2008, the Company has accumulated losses of $3,806,977 since inception and has a working capital deficiency of $131,211. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Share Split

On February 9, 2007 the Company increased the number of shares of the Company's authorized share capital and correspondingly increased the number of its issued and outstanding common shares, in each case on a thirty-six (36) new shares for one (1) old share basis.  As a result, the Company's authorized share capital was increased from 100,000,000 common shares to 3,600,000,000 common shares, and the Company's issued and outstanding common stock was increased from 6,012,500 common shares to 216,450,000 common shares. The par value of the Company's common shares, which is $0.00001 per common share, has not changed.  The financial statements have been restated to give retroactive effect to the stock split, unless otherwise noted.

Name Change and Merger

Effective on March 19, 2007, solely for the purposes of effecting a name change, the Company (as Rochdale Mining Corporation), merged with a new wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. The merger was in the form of a parent/ subsidiary merger, with the Company as the surviving corporation. Upon completion of the merger, the Company's name was changed to "Zoro Mining Corp." and the Company's Articles of Incorporation have been amended to reflect this name change.

The Company’s common shares trade on the United States OTC Bulletin Board and on the Frankfurt Stock Exchange.

2.	Summary of Significant Accounting Policies

a)
Basis of Presentation and Fiscal Year

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year-end is April 30.

b)
Principles of Consolidation

The Company has incorporated three wholly-owned subsidiaries in each of Peru (Zoro Mining SAC, dba “Zoro Peru”), Chile (Sociedad Chile Limitada, dba “Zoro Chile”), and Mexico (Aravena Mexicana, SA, dba “Zoro Mexico”) to beneficially hold property titles in each country.  These financial statements include the accounts of Zoro Mining Corp., and its wholly-owned subsidiaries Zoro Peru, Zoro Chile, and Zoro Mexico (collectively the “Company”).  All intercompany transactions and balances have been eliminated upon consolidation.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008

2.	Summary of Significant Accounting Policies (continued)

c)
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates with regard to these financial statements relate to carrying values of mineral properties, estimated useful lives of equipment, stock-based compensation, and the provision for income taxes.

d)
Equipment

Equipment is recorded at cost.  Depreciation is provided using the straight-line method over 5 years for exploration equipment, automotive equipment and furniture and fixtures; depreciation is provided using the straight-line method over 3 years for computer equipment. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

e)
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

f)
Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in these financial statements.

g)
Mineral Property Costs

Pursuant to EITF 04-2, the Company classified its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs.  Generally accepted accounting principles require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.  Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property. To date the Company has not established any proven or probable reserves and accordingly, the Company has expensed all mineral exploration costs.

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of April 30, 2008, any potential costs related to the retirement of the Company’s mineral property interests have not yet been determined.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008

2.	Summary of Significant Accounting Policies (continued)

h)
Financial Instruments

In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, other receivables, loan receivable, accounts payable and accruals approximate their fair values due to the short-term maturity of these instruments. The fair value of the amounts due to  related parties is not determinable as they have no specific repayment terms.

i)
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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended April 30, 2008.

j)
Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the subsidiaries are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

k)
Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company has adopted a stock option plan, but no options have been granted to date and no stock-based compensation been recorded.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008

2.	Summary of Significant Accounting Policies (continued)

l)
Recent Accounting Pronouncement

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 160 will have on the Company’s financial statements upon adoption.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The Company does not expect there to be any significant impact of adopting SAB 110 on its financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter of fiscal 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008

3.
Loan Receivable

During the year ended April 30, 2007, $125,000 was advanced to a property vendor under a failed property acquisition agreement.  This amount is secured by an interest in another company, bears interest at 6% simple interest per annum, and was repayable on March 12, 2008.  The note remains outstanding at April 30, 2008, and interest continues to accrue.  During the year ended April 30, 2008, interest of $7,500 (2007 - $nil) has been accrued on this note.

4.
Mineral Properties

Canada and United States

The Company had acquired a 100% interest in the Arlington #1 and Arlington #2 mineral claims located in the Greenwood Mining Division, British Columbia, Canada for $1,858 (CDN$2,500).  During 2005 these claims were converted into one larger claim covering a total of 942 hectares.  Title to the property was held by the past president and current director of the Company in trust on behalf of the Company.  Mineral property costs include direct expenditures of $15,155 since inception related to this property, of which $5,301 was incurred in the year ended April 30, 2007.  As at April 30, 2007 the Company decided not to renew its interest in this property and forfeited its interest in these claims.

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

In order to complete the acquisitions, three wholly-owned subsidiaries in each of Peru, Chile, and Mexico were incorporated by the Company between May and July 2007 to beneficially hold property titles in each country.  As consideration, a founding shareholder of the Company agreed to sell an aggregate of 35,500,000 restricted common shares to the vendors at a purchase price of US$0.00001 per common share, the Company agreed to enter into certain consulting arrangements for management and administration of exploration activities with certain agents to the vendors of the properties, and the Company further agreed to pay all regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing. The Company is in the process of establishing and transferring to the wholly-owned subsidiaries its various and newly acquired property interests.

The Company has been concentrating its exploration initiatives primarily in Peru on its 4,942 acre Yura gold prospect located near Arequipa, Peru and on its 14,830 acre Don Beno gold and copper project near Copiapo, Chile.

On May 18, 2007 and in connection with the Mineral Property Acquisition Agreement, the Company issued an aggregate of 4,670,000 warrants to purchase restricted common shares of the Company at a price of $0.70 per share for a term until May 18, 2009 for finders’ fees in connection with the exploration properties acquired of which 808,500 warrants were issued to an individual who subsequently became the President and Director of the Company. The term of these warrants is two years. The fair value of these warrants at the date of grant of $840,000 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40% and has been recorded as mineral property acquisition costs in the period. The Company has also recorded a deferred income tax liability of $432,727 relating to the temporary difference between the carrying value and tax value of the mineral properties.  Refer to Note 10.  The acquisition cost of $1,272,727 has been apportioned by exploration acreage in Chile, Peru, and Mexico in the amounts of $889,436, $ 160,981, and $222,310 respectively.

During the year ended April 30, 2007, the Company paid $48,087 in costs relating to due diligence of a possible gold property acquisition in Brazil which never completed.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008

4.	Mineral Properties (continued) South America and Mexico (continued) Mineral exploration costs by area of exploration for the years ended April 30, 2008 and 2007 were as follows:

	2008	2007
Chile
Drilling	$34,860	$-
Field supplies	134,155	-
Geological, mapping and survey	502568	-
Property maintenance	154,798	-
Site administration	312,890	-
Travel	18,532	-
	1,157,803	-
Peru
Field supplies	14,406	-
Geological, mapping and survey	615,389	-
Property maintenance	74,577	-
Site administration	229,184	-
Travel	50,053	-
	983,609	-
Mexico
Geological, mapping and survey	5,612	-
Property maintenance	3,970	-
Site administration	128,650	-
	138,232	-
USA and Canada – property maintenance	-	5,301
Brazil – property investigation	-	48,087
Total	$2,279,644	$53,388

The Company shares operating offices in Chile, Peru, and Tucson, AZ with Pacific Copper Corp., a Delaware public company.  Certain directors and management of the Company also act as officers, directors, and management of Pacific Copper Corp (refer to Note 6).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008

5.	Equipment

Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.  The Company had no equipment in 2007.

	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
	2008	2008	2008	2007
North America
Computers	$7,020	$1,716	$5,304	$-
South America
Computers	3,315	483	2,832	-
Furniture	12,639	1,142	11,497	-
Exploration equipment	14,204	1,722	12,482	-
Vehicles	96,837	7,212	89,625	-
Earth moving equipment	375,583	62,056	313,527	-
	502,578	72,615	429,963	-

Total	$509,598	$74,331	$435,267	$-

6.	Related Party Transactions During the year ended April 30, 2008, the Company incurred the following amounts to officers, directors, and other related parties to the Company:

a)	paid $82,500 to a director and officer of the Company for geological services rendered of which $15,000 was owed this director at April 30, 2008, with such costs recorded as consulting fees;

b)
paid a director and officer of the Company $98,000 for management of South American exploration with such costs recorded as mineral exploration costs.  At April 30, 2008, $26,695 was owed to this director for unpaid fees and reimbursement of expenses.  In addition, this director was granted 800,000 warrants valued at $209,293 for management services (refer to Note 7);

c)	paid a director and officer of the Company $108,541 for management services with respect to the administration of the Company;

d)	paid an officer of the Company $15,167 for administrative services;

e)
the Company incurred a total of $61,038 to a private Mexican company that provides exploration services to the Company in Mexico and has a director in common, of which $11,000 was owed at April 30, 2008 for exploration costs incurred in Mexico;

f)
the Company paid a total of $400,000 to a private Chilean company that provides exploration services to the Company in Chile and has a director in common, with such costs recorded as exploration costs in Chile, South America;

g)	paid a director of the Company, $10,000 for services rendered in connection with exploration of the Mexican properties;

h)
owed a third party shareholder and consultant to the Company $456 in accrued interest related to $125,000 in advances received in the prior fiscal year, with such advances repaid during the year ended April 30, 2008.  The Company paid the consultant $45,000 for consulting services connected to administration and financing of the Company.

During the year ended April 30, 2008, the Company participated in a cost sharing arrangement with another public company, Pacific Copper Corp. that shares two directors in common with the Company and shares South American operating offices. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. No amounts were outstanding or owed to Pacific Copper Corp at April 30, 2008.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008

6.
Related Party Transactions (continued)

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company with two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at April 30, 2008, the gross value of the guarantee was $348,548.  The Company pays approximately $4,000 per month relating to the Company’s Tucson office under an informal month-to-month arrangement.

During the year ended April 30, 2007:

a)
a significant shareholder of the Company provided advances to the Company relating to exploration due diligence costs and a loan incurred in the amount of $125,496 which was outstanding at April 30, 2007.  These advances were repaid in full in July 2007 without interest.

b)
the former Corporate Secretary of the Company provided management services and office premises to the Company. The services were valued at $250 per month and office premises are valued at $250 per month. During the twelve months ended April 30, 2007, donated services of $1,500 and donated rent of $1,500 were recorded.

c)
the former President of the Company provided management services to the Company valued at $250 per month. During the twelve months ended April 30, 2007, donated management services of $1,500 were recorded.

d)
a former director and officer of the Company provided management services to the Company valued at $250 per month. During the twelve months ended April 30, 2007, donated management services of $1,500 were recorded.

e)	a director was owed $7,401 for expenses incurred on behalf of the Company at April 30, 2007.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

7.	Capital Stock

a)
Share issuances and cancellations:

On April 20, 2004, the Company issued 144,000,000 (4,000,000 pre-split) shares of common stock for proceeds of $40, pursuant to subscription agreements to two directors of the Company.

On November 3, 2004, the Company issued 36,000,000 (1,000,000 pre-split) shares of common stock for proceeds of $10, pursuant to a subscription agreement to a director of the Company.

On August 17, 2006, the Company issued 36,450,000 (1,012,500 pre-split) shares of common stock at a price of 0.00277 ($0.10 pre-split) per share for proceeds of $101,250, pursuant to an effective SB-2 Registration Statement filed with the SEC.

Between May 4, 2007 and July 11, 2007, and in connection with a private placement, the Company issued in four tranches a total of 3,150,400 units of securities for $3,938,000.  Each unit was priced at $1.25 and was comprised of one common share and one share purchase warrant to purchase a further share of common stock at a price of $1.50 until October 31, 2009.  At April 30, 2007 the Company had received $2,600,000 towards this private placement.

A total of $172,060 and 100,800 warrants were paid to consultants as finders’ fees in connection with the above private placement, with such warrants having the same terms and conditions as the warrants in the units of the private placement.  The fair value of these warrants at the date of grant of $37,767 was estimated using the Black-Scholes warrant pricing model with an expected life of 2 years, a risk free interest rate average of 4.31%, a dividend yield of 0%, and an expected volatility of 40%, and was recorded in accordance with the provisions of SFAS 148.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008

7.
Capital Stock (continued)

On May 7, 2007, and in connection with the Mineral Property Acquisition Agreement, an aggregate of 132,850,000 common shares of the Company held by certain directors of the Company were cancelled and returned to treasury for no consideration as part of a restructuring to allow the Company to acquire certain assets.  No value was attributed to the transaction on the basis of prior negotiations.

b)
Warrants:

On May 18, 2007 and in connection with the Mineral Property Acquisition Agreement, the Company issued an aggregate of 4,670,000 warrants to purchase restricted common shares of the Company at a price of $0.70 per share for a term until May 18, 2009.  The warrants were granted for mineral property acquisition costs in connection with the exploration properties acquired. The fair value of these warrants at the date of grant of $840,000 was estimated using the Black-Scholes warrant pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40%, and was recorded in accordance with the provisions of SFAS 148.

On May 18, 2007 and in connection with management services to be rendered over a one year period by the current President and director of the Company, the Company issued an aggregate of 800,000 warrants to purchase common shares of the Company at a price of $1.50 per share for a term until May 18, 2009.  The fair value of these warrants at the date of grant of $209,293 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40%, and was recorded in accordance with the provisions of SFAS 148 to management and administration fees.

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007 and 2006	-	-	-
Granted during the year	8,721,200	1.07	2.00
Balance, April 30, 2008	8,721,200	1.07	1.22

c)
Share options:

On February 7, 2008, the Company adopted a stock option plan (the “2008 Stock Incentive Plan”) including both qualified and non-qualified share options not to exceed 15% of the issued and outstanding share options at any date.  No share options have been granted at the date of these financial statements.

8.
Commitments

On May 1, 2007, the Company entered into a corporate support services agreement effective January 1, 2007 with a third party to perform office and administrative services for approximately $14,100 (CDN$15,000) per month.

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company with two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at April 30, 2008, the gross value of the guarantee was $348,548.  The Company pays approximately $4,000 per month relating to the Company’s Tucson office under an informal month-to-month arrangement.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008

9.
Non-cash Investing and Financing Activities

During the year ended April 30, 2008, the Company issued 100,800 warrants with an estimated fair value of $37,767 as a finder’s fee in a private placement and recorded as share issuance costs.

During the year ended April 30, 2008, the Company issued 800,000 warrants with an estimated fair value of $209,293 in conjunction with contractual arrangements with an officer and director of the Company, with such amount recorded in management fees (refer to Note 7 b).

During the year ended April 30, 2008, the Company issued 4,670,000 warrants with an estimated fair value of $840,000 in conjunction with the acquisition of certain mineral properties, which was recorded as mineral property acquisition costs. (refer to Note 4).

During the year ended April 30, 2008, the Company recorded a deferred income tax liability relating to the value of the warrants not deductible for tax purposes.  Refer to Note 10.

10.
Income Taxes

There were no temporary differences related to the Company’s assets and liabilities nor other temporary differences that result in deferred tax assets nor liabilities, except for the Company’s net operating loss carry-forwards of approximately $1,235,000 (2007 - $179,000), other deductions for tax amounting to approximately $48,000 (2007 - $54,000) which may be available to reduce future year’s taxable income and a non-deductible mineral property acquisition costs of approximately $1,273,000. The net operating loss carry-forwards will expire, if not utilized, commencing in 2024.  Management believes that the realization of the benefits from these deferred tax assets are uncertain due to the Company’s limited operating history and continuing losses.  Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

The significant components of the Company’s deferred income tax assets at April 30 are as follows:

	2008	2007
Deferred tax assets
Non-capital losses	$419,923	$60,853
Other deductions for tax	16,481	18,359

	436,404	79,212
Less: valuation allowance	(436,404)	(79,212)

Net deferred tax assets	-	-

Deferred tax liabilities
Mineral properties	(432,727)	-

Total deferred tax assets (liabilities)	$(432,727)	$-

The provision for income tax differs from the amount computed by applying statutory tax rates to earnings (loss) before income taxes. The difference results from the following:

	2008	2007

Net loss before income taxes	$(3,539,499)	$(220,450)
Statutory tax rate	34%	34%

Expected tax expense (recovery)	(1,203,430)	(74,953)
Items not deductible for tax purposes	846,238	4,080
Change in valuation allowance	357,192	70,873

Deferred income tax provision (recovery)	$-	$-

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008

10.
Income Taxes (continued)

The Company has filed income tax returns since inception in the United States.  Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

11.	Segmented Information

	North America	South America and Mexico	Consolidated
April 30, 2008
Segmented revenue	$-	$-	$-
Segmented loss	$1,191,900	$2,347,599	$3,539,499
Identifiable assets	$215,724	$1,709,417	$1,925,141
April 30, 2007
Segmented revenue	$-	$-	$-
Segmented loss	$172,363	$48,087	$220,450
Identifiable assets	$2,532,584	$175,000	$2,707,584

12.
Subsequent Event

Corporate Services Agreement - On May 31, 2008, the Company executed a financial advisory consulting services agreement effective for a six month term with a third party for $4,000 per month, plus direct expense reimbursement of up to $20,000 and 150,000 common shares valued at $120,000 in the capital of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 1, 2005 we engaged Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants (“DMCL”).

The report of DMCL on our financial statements for fiscal years ended April 30, 2008 and April 30, 2007 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During fiscal year ended April 30, 2008 and 2007, there were no disagreements between us and DMCL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference thereto in its report on our audited financial statements.

In connection with our appointment of DMCL as our principal registered accounting firm, we did not consult DMCL on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of April 30, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under COSO and SEC rules were: (1) lack of a functioning audit committee during much of the year resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; an audit committee was established in February of 2008 (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of April 30, 2008 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above were the result of the scale of our operations and are intrinsic to our small size.  Management believes these weaknesses did not have a material effect on our financial results. .

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of independent directors to, and establishment of, a functioning audit committee will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. The appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 8A. CONTROLS AND PROCEDURES - continued

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Audit Committee

Our Board of Directors has established an audit committee. The members of the audit committee are Mr. Paul Brock, Mr. Terrance Schorn, Mr. Federico Diaz and Mr. Jas Butalia. Three of the four members of the audit committee are “independent” within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized on February 7, 2008 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended April 30, 2008. The audit committee has also discussed with DMCL the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from DMCL required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with DMCL their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended April 30, 2008 filed with the Securities and Exchange Commission.

ITEM 8A(T)

Not applicable.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company

Andrew Brodkey	52	President/Chief Executive Officer and a Director

Jas Butalia	59	Chief Financial Officer and a Director

David Hackman	66	Vice President of Exploration and a Director

Harold Gardner	52	Chief Operating Officer/Vice President of Business Development and a Director

Jodi Henderson	34	Secretary/Treasurer

Terry Schorn	74	Director

Paul Brock	44	Director

Federico Diaz	55	Director

Rene Ramirez	56	Director

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Andrew Brodkey. Mr. Brodkey has been our President/Chief Executive Officer and a director since February 18, 2008. Mr. Brodkey is a mining engineer and a lawyer, graduating with distinction with a B.S. in Mining Engineering from the University of Arizona in 1979, and a law degree cum laude from Creighton University in 1982. He worked at the Denver, Colorado law firm of Gorsuch, Kirgis, Campbell, Walker and Grover as an associate specializing in natural resources and environmental law from 1982 until 1987. Subsequently, Mr. Brodkey joined Magma Copper Company, a NYSE-traded mining company in 1987, where he held various positions, eventually succeeding to the role of vice president and general counsel in 1992. Following Magma's acquisition by BHP Cooper Inc. in 1996, he remained in a senior legal position with BHP Copper Inc., and in 2000 moved to the position of vice president of business development for BHP Copper.  Since 2002 after departing from BHP Cooper Inc., Mr. Brodkey has held the title of managing director of the International Mining & Metals Group of CB Richard Ellis, Inc., where he has been principally accountable for creating and building the mining dispositional practice of CBRE, the world's largest commercial transactor. Mr. Brodkey is also a director and officer of Pacific Copper Corp., a public company exploring copper properties in Chile and Peru. Operating synergies exist between Pacific Copper and Zoro Mining Corp.

Jas Butalia. Mr. Butalia has been our Chief Financial Officer and a director since May 21, 2007. Mr. Butalia has over twenty-five years experience involving Canadian and international tax consultation and planning including, but not limited to, corporate and personal taxation, mergers and acquisitions, U.S. taxation, structuring of inbound and outbound transactions, and structuring of tax planning for individuals pertaining to offshore structures. Mr. Butalia was a tax consultation practitioner from 1976 to 2003 with BDO Dunwoody LLP, including partner from 1979. During January 2004, Mr. Butalia retired from BDO Dunwoody LLP, and currently practices as an independent tax consultant. Mr. Butalia served four years on the tax committee of BDO Dunwoody LLP, including chairman, and also served four years on the tax committee of the Institute of Chartered Accountants of British Columbia. He has authored a paper for the British Columbia Tax Conference hosted by the Canadian Tax Foundation and has written income tax courses and presented seminars for the Professional Development program of the Instituted Chartered Accountants of British Columbia and the Institute of Chartered Accountants of Alberta, and been a tutorial leader for over five years at the School of Chartered Accountancy of the Institute of Chartered Accountants of British Columbia. Mr. Butalia received a degree from the Institute of Chartered Accountants of British Columbia in 1974 and from the Institute of Chartered Accountants of Alberta in 1989. Mr. Butalia also serves on the board of directors of Uranium International Corp.

David Hackman. Mr. Hackman has been our Vice-President of Exploration and a director since May 1, 2007. From January 1996 to June 2000, Mr. Hackman was the vice president of exploration, and the president and a director of Silver Eagle Resources Ltd., an exploration stage mining company. Prior to that, Mr. Hackman worked in the mineral exploration and mine development industry since 1971. Mr. Hackman holds a Bachelor of Science degree in geophysical engineering from Colorado School of Mines (1964), a Master of Science degree in geological engineering from the University of Arizona (1971), and a Doctor of Philosophy degree in geological engineering from the University of Arizona (1982). Mr. Hackman is also a member of the board of directors of the following companies: Snowdon Resources Corp. (a Nevada corporation that is not yet a reporting company), Pacific Copper Corp. (a Delaware corporation that is a reporting company) and War Eagle Mining Company, Inc. (a British Columbia corporation that is listed on the TSX Venture Exchange and is a reporting Company in Canada), and Snowdon Resources Corp., a reporting company on the OTCBB.

Harold Gardner. Mr. Gardner was our prior President/Chief Executive Officer resigning effective February 18, 2008. He continues to serve as a member of our Board of Directors since his appointment May 1, 2007. Mr. Gardner has over twenty-five years of experience in the mining and mineral exploration industry in both the United States and South America. From 2003 to present, Mr. Gardner has served as an officer and director of Gareste Limitada, a Chilean mineral exploration and development company. From 2004 to present he has served as an officer and director of each of PGM Internacional and Aravena S.A., both of which are Mexican mineral exploration and development companies. From 1999 to present, Mr. Gardner has served as an officer, director and consultant to Boulder Resources S.A., a Peruvian mineral exploration and plant construction company. In addition, Mr. Gardner currently serves as an investment and mining consultant to several privately held U.S. companies: Taggart Industries (a Nevada-based investment fund), ZZYZZX Ltd. (a California-based investment trust) and Chile Gold Ltd. (a private consortium of investors based in Colorado). Mr. Gardner is also a director and and VP of Business Development of Pacific Copper Corp.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

Jodi Henderson. Ms. Henderson has been our Secretary/Treasurer since March 31, 2008. Ms. Henderson has been engaged in the management of publicly held companies for approximately ten years during which she has gained board, administration and finance management experience. From approximately September 2007 to the current date, Ms. Henderson is the director of operations for Kriyah Consultants, LLC, an administration company that manages publicly held mining exploration companies. Prior to her appointment to Kriyah Consultants, Inc. and during 2006, she managed the administration and marketing for the International Mining & Metals Group of CB Richard Ellis. Ms. Henderson was also a director for the Tucson Museum of Art from 2002 to 2005. Ms. Henderson received a degree in applied mathematics from Indiana State University. Ms. Henderson also acts as Secretary to Pacific Copper Corp.

Terence Schorn. Mr. Schorn has been one of our directors since March 16, 2007. Mr. Schorn is a graduate of the Haileybury School of Mines, holds a diploma in Gemology and has over forty-five years experience in the mineral industry. Mr. Schorn is also a Professional Geoscientist, registered with The Association of Professional Engineers and Geoscientists of British Columbia, as well as an Accredited Gemologist. Since January of 2001 Mr. Schorn has been the President and a director of War Eagle Mining Company Inc., an exploration stage mining company conducting exploration activity in Mexico whose shares are presently listed for trading on the TSX Venture Exchange (the "TSXV") in Canada. Since February of 2006 Mr. Schorn has also been a director of Twenty-Seven Capital Corp, another TSXV listed company. Mr. Schorn is also a director and officer of Snowdon Resources Corp., War Eagle Mining Company, Inc., and Yankee Hat Minerals.

Paul D. Brock. Mr. Brock was our prior President, Chief Executive Officer, Treasurer, Principal Accounting Officer, and Principal Financial Officer from April 2004 to May 18, 2007. He continues to serve as a director since his appointment in April 2004. Mr. Brock is the Chairman of VendTek Systems Inc. (TSXV:VSI), which develops software for the electronic distribution of financial services. Mr. Brock served as President of VendTek Systems Inc. from December 1988 to June 2006. Mr. Brock was a co-founder in 2003 and President of Fortune Partners Inc. which listed on the OTCBB and later acquired Power Air Corp. where he continues as a Director. Mr. Brock is also a Director of Silica Resources Corp. and iLevel Media Group Inc. Mr. Brock has been involved in business development in the UK, the Middle East, Asia, Latin America, China, as well as the US and Canada. Mr. Brock is a graduate of the British Columbia Institute of Technology's Robotics and Automation Technology Program, a graduate of Simon Fraser University's Executive Management Development Program and a member of the professional association of the Applied Science Technologists of British Columbia since 1998.

Rene Ramirez. Mr. Ramirez has been a member of our Board of Directors since February 18, 2008. Mr. Ramirez holds a Masters of Business Administration degree from CETYS University, Mexicali, and a Bachelor of Science degree in Electrical Mechanical Engineering from ITESM Tecnologico in Monterrey, Mexico.  From 1992 until recently, he was the Plant Manager with Grupo Industrial DIBOGA, a company in Mexico manufacturing roofing products and asphalt emulsions, and has previously served as plant either plant, production, or engineering manager to a number of automotive parts manufactures in Mexico, including Allied Signal Automotive, Kenworth Mexicana, S.A., and Ruedas y Estampados, S.A.  Mr. Ramirez has significant training and experience in plant management, process engineering, and production that is applicable to Zoro’s future intended mining and milling operations.

Federico Dias. Mr. Dias has been a member of our Board of Directors since February 18, 2008. Mr. Dias is the owner and president of Industrias Zahori S.A. de C.V., a private-held manufacturer of products for the roofing and waterproofing industries.  With 400 employees, a manufacturing plant in Mexicali, seven warehouses in the U.S. and Mexico, and a full trucking fleet, Industrias Zahori serves markets in the U.S. and Mexico. Mr. Dias holds both a Masters in Business Administration from Kansas State University and a Bachelor of Business Administration degree from CETUS Universidad in Mexicali, Mexico.  He is also an officer in several charitable organizations, has involvement in a range of education, community, and city development organizations from his home in Mexicali, Mexico, and serves as director of BANAMEX, and Banco Serfin, two of the leading banks in Mexico.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal year ended April 30, 2008 (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)
Harold Gardner, prior President and CEO (1)	2007/2008	$98,000	-0-	-0-	-0-	-0-	-0-	$-0-	$98,000
Andrew Brodkey, current President and CEO (2)	2007/2008	$108,541	-0-	-0-	-0-	----	----	$-0-	$108,541
David Hackman, Vice President of Exploration (3)	2007/2008	$82,500	-0-	-0-	-0-	----	----	$-0-	$82,500

(1)
Mr. Gardner resigned as our President/Chief Executive Officer effective as of February 18, 2008 to accept the position of Chief Operating Officer/Vice President of Business Development. During fiscal year ended April 30, 2008, an aggregate of $98,000 was paid to Mr. Gardner for management of the exploration in South American, of which $26,695 was due and owing to Mr. Gardner at April 30, 2008. See “Item 12. Certain Relationships and Related Transactions and Director Independence.”

(2)
Mr. Brodkey was appointed as our President/Chief Executive Officer effective as of February 18, 2008. During fiscal year ended April 30, 2008, an aggregate of $108,541 for management services rendered in the United States regarding management of our interests.  See “Item 12. Certain Relationships and Related Transactions and Director Independence.”

(3)
During fiscal year ended April 30, 2008, an aggregate of $82,500 was paid to Mr. Hackman for geological services rendered, of which $15,000 remain due and owing as at April 30, 2008. See “Item 12. Certain Relationships and Related Transactions and Director Independence.”

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED APRIL 30, 2008

The following table sets forth information as at April 30, 2008 relating to options that have been granted to the Named Executive Officer:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Harold Gardner, prior President/CEO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-
Andrew Brodkey, current President/CEO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

ITEM 10. EXECUTIVE COMPENSATION - continued

The following table sets forth information relating to compensation paid to our directors during fiscal year ended April 30, 2008:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Brodkey	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jas Butalia	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Hackman	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Harold Gardner	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Paul Brock	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Federico Diaz	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rene Ramirez	$10,000	-0-	-0-	-0-	-0-	-0-	$10,000
Terry Schorn	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we have not entered into any contractual agreements with our executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 86,900,400 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Integrity Capital Group LLC 772 Wurzbach Road, Suite 902 San Antonio, Texas	28,050,300	32.28%
Agosto Corporation Limited Catherine E. Christopher Building Wickhams Cay 1, Road Town, Tortola, British Virgin Islands	7,900,000(5)	8.88%
West Peak Ventures of Canada Ltd. 789 West Pender Street, Suite 1000 Vancouver, British Columbia Canada V6C 1H2	5,140,000(2)	5.88%
Andrew Brodkey 3430 East Sunrise Drive Tucson, Arizona	-0-	n/a
Jas Butalia 3430 East Sunrise Drive Tucson, Arizona	-0-	n/a
David Hackman 3430 East Sunrise Drive Tucson, Arizona	-0-	n/a
Harold Gardner 3430 East Sunrise Drive Tucson, Arizona	5,834,000(3)	6.59%
Paul Brock 3430 East Sunrise Drive Tucson, Arizona	1,000,000	1.14%
Terry Schorn 3430 East Sunrise Drive Tucson, Arizona	-0-	n/a
Federico Diaz 3430 East Sunrise Drive Tucson, Arizona	1,032,000(4)	1.17%
Rene Ramirez 3430 East Sunrise Drive Tucson, Arizona	-0-	-0-
Jodi Henderson 3430 East Sunrise Drive Tucson, Arizona	-0-	-0-
All executive officers and directors as a group (9 persons)	7,866,000(6)	8.86%

*	Less than one percent.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 39,615,000 shares issued and outstanding. Beneficial ownership amounts reflect the forward stock splits effective February 2008 and May 2008.

(2)
This figure includes: (i) 4,640,000 shares of common stock; and (ii) 500,000 warrants to purchase 500,000 shares of our common stock at an exercise price of $0.70 per share expiring on May 18, 2009 issued in connection with mineral property acquisition costs associated with the acquisition of the Property.

(3)
This figure includes: (i) 4,225,500 shares of common stock; (ii) 808,500 warrants to purchase 808,500 shares of our common stock at an exercise price of $0.70 per share expiring on May 18, 2009 issued in connection with mineral property acquisition costs associated with the acquisition of the Property; and (iii) 800,000 warrants to purchase 800,000 shares of our common stock at an exercise price of $1.50 per share expiring on May 18, 2009 issued in connection with the Financial Services Agreement.

(4)
This figure includes: (i) 774,000 shares of common stock; and (ii) 258,000 warrants to purchase 258,000 shares of our common stock at an exercise price of $0.70 per share expiring on May 18, 2009 issued in connection with mineral property acquisition costs associated with the acquisition of the Property.

(5)
This figure includes: (i) 7,000,000 shares of common stock; (ii) 700,000 warrants to purchase 700,000 shares of our common stock at an exercise price of $0.70 per share expiring on May 18, 2009 issued in connection with mineral property acquisition costs associated with the acquisition of the Property; and (iii) 200,000 warrants to purchase 200,000 shares of our common stock at an exercise price of $1.50 expiring October 31, 2008 issued in connection with a private placement.

(6)
This figure includes: (i) 5,999,500 shares of common stock; (ii) 1,066,500 warrants to purchase 1,066,500 shares of our common stock at an exercise price of $0.70 per share expiring on May 18, 2009; and (iii) 800,000 warrants to purchase 800,000 shares of our common stock at an exercise price of $1.50 per share expiring on May 18, 2009.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During fiscal year ended April 30, 2008, the following amounts were paid to our officers and directors as compensation for services rendered based upon verbal month-to-month arrangements: (i) $82,500 to Mr. Hackman, our Vice President of Explorations and a director, for geological services rendered of which $15,000 remains due and owing as at April 30, 2008; (ii) $98,000 to Harold Gardner, Chief Operating Officer/Vice President of Business Development and a director, for management of South American exploration  of which $26,695 remains due and owing as at April 30, 2008; (iii) $108,541 to Mr. Brodkey, our President/Chief Executive Officer and a director, for management services rendered in the United States connected with our administration; (iv) $15,167 to Ms. Henderson, our Secretary/Treasurer, for administrative services rendered in the United States; and (v) $10,000 to Mr. Ramirez, one of our directors, for services rendered in connection with the Mexican exploration properties.

During fiscal year ended April 30, 2008, we paid an aggregate of $148,500 to Aravena Internacional S.A. de C.V., a Mexican company (“Aravena Internacional”), which provides exploration services to us in Mexico. Mr. Gardner is also a director of Aravena.

During fiscal year ended April 30, 2008, we paid an aggregate of $400,000 to Gareste LTDA, a Chilean company (“Gareste”), which provides exploration services to us in Chile. Mr. Gardner is also a director of Gareste.

During fiscal year ended April 30, 2008, we paid $45,000 to West Peak Ventures of Canada Ltd. For consulting services rendered in connection with our administration and finance. In addition, West Peak Ventures of Canada Ltd. advanced to us an aggregate $125,000, which was repaid during the fiscal year, and pursuant to which $456 remains due and owing in accrued interest.

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended February 29, 2008.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document

31.1	Certification of Chief Executive OfficerPursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial OfficerPursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer andChief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended April 30, 2008, we incurred approximately $68,000 in fees to our principal independent accountants, DMCL, for professional services rendered in connection with the audit of our financial statements for fiscal year ended April 30, 2008 and for the review of our financial statements for the quarters ended July 31, 2007, October 31, 2007 and January 31, 2008.

During fiscal year ended April 30, 2007, we incurred approximately $26,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended April 30, 2007 and for the review of our financial statements for the quarters ended July 31, 2006, October 31, 2006 and January 31, 2007.

During fiscal year ended April 30, 2008, we incurred $4,000 in fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZORO MINING CORP.

Dated: August 11, 2008	By:	/s/ ANDREW BRODKEY
Andrew Brodkey, President/Chief
Executive Officer

Dated: August 11, 2008	By:	/s/ JAS BUTALIA
Jas Butalia, Chief
Financial Officer