Form 10KSB/A
period 2008-04-30
Zoro Mining Corp.
filed 2008-09-15
CIK 1329484

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB /A Amendment No. 1

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
July 23, 2008

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	April 30, 2008 $	April 30, 2007 $

CURRENT ASSETS
Cash	68,551	2,405,857
Prepaid expenses	1,726	176,727
Other receivables	14,370	-
Loan receivable (Note 3)	132,500	125,000

Total Current Assets	217,147	2,707,584

EQUIPMENT (Note 5)	435,267	-
MINERAL PROPERTIES (Note 4)	1,272,727	-

TOTAL ASSETS	1,925,141	2,707,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	295,207	106,365
Due to related parties (Note 6)	53,151	132,897

Total Current Liabilities	348,358	239,262

DEFERRED INCOME TAX LIABILITY (Note 10)	432,727	-

Stockholders’ Equity

Capital stock (Note 7) 3,600,000,000 shares authorized, $0.00001 par value
86,750,400 shares issued and outstanding (2007 – 216,450,000)	868	2,164
Additional paid-in capital	4,915,665	99,136
Subscriptions received (Note 7)	-	2,600,000
Donated capital (Note 6)	34,500	34,500
Deficit accumulated during the exploration stage	(3,806,977)	(267,478)

Total Stockholders’ Equity	1,144,056	2,468,322

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,925,141	2,707,584

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

(2)
Mr. Brodkey was appointed as our President/Chief Executive Officer effective as of February 18, 2008. During fiscal year ended April 30, 2008, an aggregate of $108,541 for management services rendered in the United States regarding management of our interests.   Mr. Brodkey received remuneration from the Company through Kiryah Consultants, Ltd., of which he is the managing director.  Amounts shown are inclusive of benefits billed to the Company during the twelve month period ended April 30, 2008.   See “Item 12. Certain Relationships and Related Transactions and Director Independence.”

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

ZORO MINING CORP.

Dated: September 15, 2008	By:	/s/ ANDREW BRODKEY
Andrew Brodkey, President/Chief
Executive Officer

Dated: September 15, 2008	By:	/s/ JAS BUTALIA
Jas Butalia, Chief
Financial Officer