Form 10-Q
period 2008-07-31
Zoro Mining Corp.
filed 2008-09-15
CIK 1329484

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

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

Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 12, 2008
Common Stock, $0.00001	86,900,400

ZORO MINING CORP.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	July 31, 2008 $	April 30, 2008 $
	(unaudited)
CURRENT ASSETS
Cash	9,891	68,551
Prepaid expenses (Note 6)	81,726	1,726
Other receivables	5,364	14,370
Loan receivable (Note 2)	134,375	132,500

Total Current Assets	231,356	217,147

EQUIPMENT (Note 4)	409,759	435,267
MINERAL PROPERTIES (Note 3)	1,272,727	1,272,727

TOTAL ASSETS	1,913,842	1,925,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	391,665	295,207
Promissory notes payable (Note 5)	367,000	-
Due to related parties (Note 5)	627,767	53,151

Total Current Liabilities	1,386,432	348,358

DEFERRED INCOME TAX LIABILITY (Note 3)	432,727	432,727

Stockholders’ Equity

Capital stock (Note 6) 3,600,000,000 shares authorized, $0.00001 par value
86,900,400 shares issued and outstanding (2007 – 86,750,400)	869	868
Additional paid-in capital	5,035,664	4,915,665
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(4,976,350)	(3,806,977)

Total Stockholders’ Equity	94,683	1,144,056

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,913,842	1,925,141

GOING CONCERN CONTINGENCY (Note 1)
SUBSEQUENT EVENT (Note 9)
COMMITMENTS (Notes 3, 7)

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended July 31, 2008	For the Three Months Ended July 31, 2007	From April 20, 2004 (Date of Inception) to July 31, 2008
	$	$	$
Expenses
Consulting (Note 5)	25,869	47,020	403,775
Depreciation	26,052	8,982	100,383
Donated services	-	-	25,500
Filing and transfer agent fees	2,155	8,089	20,762
Management and administration fees	118,928	214,108	487,265
Mineral exploration costs (Note 3)	880,301	4,171,175	3,215,285
Office and general (Note 5)	90,730	16,639	472,164
Professional fees	27,213	38,672	317,387
	(1,171,248)	(4,504,685)	(5,042,521)
Other income
Interest income	1,875	22,590	66,171

Net loss	(1,169,373)	(4,482,095)	(4,976,350)

Basic and diluted loss per common share	(0.01)	(0.05)

Weighted average number of common shares outstanding (Note 1)	86,843,335	96,632,430

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended July 31, 2008 $	For the Three Months Ended July 31, 2007 $	From April 20, 2004 (Date of Inception) to July 31, 2008 $

Cash Flows Used In Operating Activities

Net loss	(1,169,373)	(4,482,096)	(4,976,350)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation	-	209,293	-
Warrants issued for mineral properties	-	3,192,763	-
Depreciation	26,052	8,982	100,383
Non-cash expenses	40,000	-	831,410
Accrued interest income	(1,875)	-	(9,375)
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in non-cash operating assets and liabilities:
Decrease (increase) in prepaid expenses	-	170,000	(1,726)
Decrease (increase) in other receivables	9,006	(8,875)	(5,364)
Increase in due to related parties	574,616	496,092	45,650
Increase (decrease) in accounts payable and accrued liabilities	96,458	(7,800)	391,665

Net Cash Used in Operating Activities	(425,116)	(421,641)	(3,589,207)

Cash Flows Used In Investing Activities
Purchase of equipment	(544)	(359,271)	(510,142)
Loan receivable	-	(1,875)	(125,000)

Net Cash Used In Investing Activities	(544)	(361,146)	(635,142)

Cash Flows From Financing Activities
Promissory notes payable	367,000	-	367,000
Proceeds from common stock issuances and subscriptions	-	1,165,940	3,867,240

Net Cash From Financing Activities	367,000	1,165,940	4,234,240

Increase (Decrease) in Cash	(58,660)	383,153	9,891

Cash - Beginning	68,551	2,405,857	-

Cash - Ending	9,891	2,789,010	9,891

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

Other Non-cash Investing and Financing Activities – Note 8

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp. (An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
From April 20, 2004 (Date of Inception) to July 31, 2008
					Deficit
					Accumulated
			Additional	Common	During the
			Paid-in	Stock	Exploration	Donated
	Common Stock		Capital	Subscriptions	Stage	Capital	Total
	#	$	$	$	$	$	$

Balance – April 20, 2004 (Date of Inception)	–	–	-	–	–	–	–
Issuance of common shares for cash
at $.00001/share	144,000,000	1,440	(1,400)	(40)	–	–	–
Net loss for the period	–	–	–	–	(1,858)	–	(1,858)
Balance – April 30, 2004 (audited)	144,000,000	1,440	(1,400)	(40)	(1,858)	–	(1,858)
Issuance of common shares for cash
at $.00001/share	36,000,000	360	(350)	(10)	–	–	–
Share subscriptions received	–	–	–	40	–	–	40
Donated rent and services	–	–	–	–	–	10,500	10,500
Net loss for the year	–	–	–	–	(32,480)	–	(32,480)
Balance – April 30, 2005 (audited)	180,000,000	1,800	(1,750)	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	–	–	–	10	–	–	10
Donated rent and services	–	–	–	–	–	12,000	12,000
Net loss for the year	–	–	–	–	(12,690)	–	(12,690)
Balance – April 30, 2006 (audited)	180,000,000	1,800	(1,750)	–	(47,028)	22,500	(24,478)
Issuance of common shares for cash
at $0.00277/share	36,450,000	364	100,886	–	–	–	101,250
Share subscriptions received	–	–	–	2,600,000	–	–	2,600,000
Donated rent and services	–	–	–	–	–	12,000	12,000
Net loss for the year	–	–	–	–	(220,450)	–	(220,450)
Balance – April 30, 2007 (audited)	216,450,000	2,164	99,136	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $1.25 per unit (Note 6(a))	3,150,400	32	3,765,908	(2,600,000)	–	–	1,165,940
Share cancellation (Note 6(a))	(132,850,000)	(1,328)	1,328	–	–	–	–
Fair value of warrants issued for mineral properties (Note 3)	–	–	840,000	–	–	–	840,000
Fair value of warrants issued for services (Note 6(b))	–	–	209,293	–	–	–	209,293
Net loss	–	–	–	–	(3,539,499)	–	(3,539,499)
Balance – April 30, 2008 (audited)	86,750,400	868	4,915,665	–	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	150,000	1	119,999	–	–	–	120,000
Net loss	–	–	–	–	(1,169,373)	–	(1,169,373)
Balance – July 31, 2008 (unaudited)	86,900,400	869	5,035,664	–	(4,976,350)	34,500	94,683

All share  amounts  have  been  restated  to  reflect  the  36:1  reverse  share split on February 9, 2007 (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2008 (unaudited)

1.
 Nature of Operations and Basis of Presentation

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

The unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-Q of Regulation S-K and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending April 30, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2008, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended April 30, 2008.

Going Concern
These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2008, the Company has accumulated losses of $4,976,350 since inception and has a working capital deficiency of $1,155,076. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.
Loan Receivable

During the year ended April 30, 2007, $125,000 was advanced to a property vendor under a failed property acquisition agreement.  This amount is secured by an interest in another company, bears interest at 6% simple interest per annum, and was repayable on March 12, 2008.  The note remains outstanding at July 31, 2008, and interest continues to accrue.  During the three months ended July 31, 2008, interest of $1,875 (2007 - $1,875) has been accrued on this note.

3.
Mineral Properties

Pursuant to an agreement dated April 12, 2007 and effective on May 7, 2007, the Company agreed to the terms and conditions of a mineral property acquisition agreement between the Company and various third parties pursuant to which the vendors agreed to transfer a 100% undivided legal, beneficial and registerable interest in and to six separate mineral property projects, totalling approximately 27,294 acres in Chile, 6,822 acres in Mexico, and a further 4,940 acres located in Peru (the “Mineral Property Acquisition Agreement”).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2008 (unaudited)

3.	Mineral Properties - continued The property concessions are listed as follows:

Location	Project	Exploration Target	Concession Acres
Sonora, Mexico	The Las Animas Project	Gold, Copper	6,822
Chile, South America	The Costa Rica Project	Gold, Copper	4,817
Chile, South America	The Escondida Project	Gold, Platinum	5,063
Chile, South America	The Rio Sur Project	Gold, Copper	2,840
Chile, South America	Don Beno Project	Gold, Copper	14,574
Peru, South America	The Yura Project	Gold	4,940
			39,056

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

The Company has been concentrating its exploration initiatives primarily in Peru on its 4,942 acre Yura gold prospect located near Arequipa, Peru and on its 14,830 acre Don Beno gold and copper project near Copiapó, Chile where recent exploratory drilling is currently in process.

On May 18, 2007 and in connection with the Mineral Property Acquisition Agreement, the Company issued an aggregate of 4,670,000 warrants to purchase restricted common shares of the Company at a price of $0.70 per share for a term until May 18, 2009 for finders’ fees in connection with the exploration properties acquired of which 808,500 warrants were issued to an individual who subsequently became the President and Director of the Company. The term of these warrants is two years. The fair value of these warrants at the date of grant of $840,000 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40% and has been recorded as mineral property acquisition costs in the period. The valuation of the warrants has been apportioned by exploration acreage in Chile, Peru, and Mexico in the amounts of $587,028, $106,247, and $146,725 respectively.

The Company has recorded a deferred income tax liability of $432,727 relating to the value of the warrants not deductible for tax purposes.

During the year ended April 30, 2007, the Company paid $48,087 in costs relating to due diligence of a possible gold property acquisition in Brazil which never completed.

Mineral exploration costs by area of exploration for the three months ended July 31, 2008 were as follows:

Three months ended July 31, 2008
Chile
Drilling	$134,940
Field supplies	22,278
Geological, mapping and survey	313,965
Property maintenance	99,870
Site administration	190,226
Travel	27,384
788,663
Peru
Field supplies	-
Geological, mapping and survey	-
Property maintenance	-
Site administration	41,309
Travel	5,329
46,638
Mexico
Geological, mapping and survey	-
Property maintenance	-
Site administration	45,000
45,000
Total	$880,301

The Company shares operating offices in Copiapó, Chile, Arequipa, Peru, and Tucson, AZ with Pacific Copper Corp., a Delaware public company.  Certain directors and management of the Company also act as officers, directors, and management of Pacific Copper Corp (refer to Note 5).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2008 (unaudited)

4.	Equipment Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.

	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
	July 31, 2008	July 31, 2008	July 31, 2008	April 30, 2008
North America
Computers	$7,020	$2,465	$4,555	$5,304
South America and Mexico
Computers	3,858	759	3,099	2,832
Furniture	12,639	1,786	10,853	11,497
Exploration equipment	14,204	2,483	11,721	12,482
Vehicles	96,837	12,054	84,783	89,625
Earth moving equipment	375,583	80,835	294,748	313,527
	503,121	97,917	405,204	429,963

Total	$510,141	$100,382	$409,759	$435,267

5.	Related Party Transactions During the three months ended July 31, 2008, the Company incurred the following amounts to officers, directors, and other related parties to the Company:

a)
accrued $22,500 (2007 - $22,000) to a director and officer of the Company for geological services rendered; $30,000 was  owed this director at July 31, 2008 (April 30, 2008 - $15,000), with such costs recorded as mineral exploration costs;

b)
accrued to a director and officer of the Company $22,500 (2007 - $0) for management of South American exploration with such costs recorded as mineral exploration costs.  At July 31, 2008, $59,195 (April 30, 2008 – $26,695) was owed to this director for unpaid fees, reimbursement of expenses, and advances received;

c)	paid a director and officer of the Company $48,811 (2007 - $0) for management services with respect to the administration of the Company;

d)	paid an officer of the Company $15,167 (2007 - $0) for administrative consulting services;

e)
the Company incurred a total of $33,000 (2007 - $0) to a private Mexican company that provides exploration services to the Company in Mexico and has a director in common, of which $33,000 was owed at July 31, 2008 (April 30, 2008 – $11,000) for exploration costs incurred in Mexico;

f)
the Company incurred a total of $504,117 (2007 - $621,132) to a private Chilean company that provides exploration services to the Company in Chile and has a director in common, of which $504,117 was owed at July 31, 2008 (April 30, 2008 - $nil) with such costs recorded as exploration costs in Chile, South America;

g)	paid a director of the Company, $12,000 (2007 - $0) for services rendered in connection with exploration of the Mexican properties.

The Company participated in a cost sharing arrangement with another public company, Pacific Copper Corp. with three directors in common with the Company and shares South American operating offices. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. During the three months ended July 31, 2008, a total of $367,000 (2007 - $0) was advanced to the Company from Pacific Copper Corp. by way of demand promissory notes  This amount is unsecured, bears no interest and is repayable on demand.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2008 (unaudited)

5.
Related Party Transactions - continued

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company with two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at July 31, 2008, the gross value of the guarantee was $315,181.  The Company currently pays approximately $4,000 per month relating to the Company’s Tucson office under an informal month-to-month arrangement.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.	Capital Stock

a)
Share issuances and cancellations:

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

On May 31, 2008, the Company issued 150,000 common shares valued at $120,000 to a third party pursuant to a financial advisory consulting services agreement effective for a six month term. The Company expensed $40,000 relating to this services agreement in the three months ended July 31, 2008 and as of July 31, 2008, the balance of  $80,000 is recorded in prepaid expenses to be amortized during the following two quarters.

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

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007	-	-	-
Granted during the year	8,721,200	1.07	2.00
Balance, April 30, 2008	8,721,200	1.07	1.22
Granted, exercised, expired during the period	-	-	-
Balance, July 31, 2008	8,721,200	1.07	0.97

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2008 (unaudited)

6.	Capital Stock - continued

c)
Share options:

On February 7, 2008, the Company adopted a stock option plan (the “2008 Stock Incentive Plan”) including both qualified and non-qualified share options not to exceed 15% of the issued and outstanding share options at any date.  No share options have been granted at the date of these financial statements.

7.
Commitments

On May 1, 2007, the Company entered into a corporate support services agreement effective January 1, 2007 with a third party to perform office and administrative services for approximately $14,100 (CDN$15,000) per month.

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company with two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at July 31, 2008, the gross value of the guarantee was $315,181.  The Company currently pays approximately $4,000 per month relating to the Company’s Tucson office under an informal month-to-month arrangement.

8.
Non-cash Investing and Financing Activities

During the three months ended July 31, 2008, the Company issued 150,000 common shares valued at $120,000 in connection with a financial advisory consulting services agreement effective for a six month term.

9.
Subsequent Event

On August 18, 2008, the Company entered into a letter of agreement that options 50% of the Company’s Escondida property and project to a third party (“Purchaser”) on an earn in basis.  The Purchaser shall have until November 16, 2008 (“Initial Term”) to perform necessary due diligence on the Escondida project under the option, and may at any time in the Initial Term, elect to commence to earn a 50% interest in the Escondida project (Earn In Election) that would require the purchaser to fund certain private placements in the capital of the Company within various intervals over a one year term, and fund project development to agreed upon budgets. After the completion of the Earn In Election, the Purchaser and the Company shall fund further development of the property on a prorata basis to ownership.  The Company shall be appointed operator of development of the Escondida project, and at the date that Earn In is completed, a joint operating agreement will be entered into by the parties to this agreement.  The project is subject to an aggregate 4% net smelter royalty capped at $4,000,000, 2% of which is to the Company’s operator in Chile of which the Company has a director in common.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Zoro Mining Cop. was incorporated under the laws of the State of Nevada on April 20, 2004 under the name “Rochdale Mining Corp”. Effective March 19, 2007, we merged with a wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of merger filed with the Nevada Secretary of State. The merger was in the form of a parent/subsidiary merger with Rochdale Mining Corp. as the surviving corporation. Upon completion of the merger, our corporate name was changed to “Zoro Mining Corp.” and our Articles of Incorporation were amended to reflect this name change. As of the date of this Quarterly Report, we are engaged in the acquisition and exploration of mineral properties located in South America and Mexico.  We currently have interests in an aggregate of approximately 33,115 gross acres located in Chile and Peru, and a further 6,672 gross acres located in Mexico, targeting gold, copper and platinum. After the effective date of our registration statement filed with the Securities and Exchange Commission (November 1, 2007), we commenced trading on the Over-the-Counter Bulletin Board under the symbol “ZORO:OB”.

We have not established any proven or probable reserves on our mineral property interests. To date, we have been engaged primarily in organizational activities and have engaged in minimal exploratory drilling at one of our properties located in Chile. We plan to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. As such, we are considered an exploration or exploratory stage company. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic feasibility of our properties is determined. We have no known reserves of gold, copper, platinum or any other type of mineral on our properties.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Zoro Mining Corp." refers to Zoro Mining Corp.

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

Our current acreage and location of our property is summarized as follows:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Mineral Property Acquisition Agreement

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

In order to complete the acquisition of the Property, three wholly-owned subsidiaries in each of Peru, Chile and Mexico were incorporated by us to beneficially hold property titles in each country in order to comply with all applicable laws relating thereto. As of the date of this Quarterly Report, we are in the process of establishing and transferring to our wholly-owned subsidiaries in each of Chile, Peru and Mexico our respective newly acquired interests in the Property. In order to complete the acquisition of the Property, we further caused one of our existing founding shareholders to sell an aggregate of 35,500,000 restricted shares of Common Stock held of record by such shareholder to the Vendors at an aggregate purchase price of U.S. $0.00001 per common share.

On May 18, 2007, we issued an aggregate 4,670,000 warrants to purchase shares of our restricted common stock at a price of $0.70 per share for an exercise term until May 18, 2009 for finders’ fees in connection with the Property, of which 808,500 warrants were issued to our Chief Executive Officer/President.

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

Don Beno Property, Copiapó, Chile

As discussed above, we have acquired a 100% interest in approximately 14,574 acres of exploration properties which covers the Don Beno property, located in Atacama Region III, Chile. The Don Beno property group lies 100 kilometers south of Copiapó, via paved highway and improved roads. The Don Beno project  is a grassroots exploration target.

We have completed, as of September 9, 2008  Phase I, a 1930 meter (5,790 feet) diamond drilling program at  Don Beno. This first-phase program included eight holes designed to drill initial targets identified from a geophysical I.P. survey finalized in April, 2008 by HydroGeophysics of Tucson, Arizona. The eight holes ranged in depth from 116 to 690 meters, and encountered mineralized sulfide zones which closely correlated to the interpretations of the two largest IP anomalies identified by the geophysical survey. The largest anomaly measured 2 by 4 km in size. In particular, one of the drill holes intersected over 200 meters of the Nantoco formation, a calcareous, volcaniclastic sedimentary black shale unit which is known to host gold and precious metal mineralization in the immediate area.  Assay results from Zoro’s Phase I diamond drilling program are pending.

Escondida Project, Copiapó, Chile

We have acquired a 100% interest in approximately 5,063 acres of exploration properties which covers the Escondida property. The Escondida precious metals project is located in Chile's 3rd Region, (or Atacama Region), 20 kilometers south of the port city of Caldera, and approximately 65 kilometers from Copiapó, the region's capital, along 40 kilometers of the paved Pan American highway, and 25 kilometers of improved graded secondary roads, all of which are maintained by the Chilean government.  We have been recently conducting lab gravity concentration tests for recovery of gold, silver and platinum group metals, and leaching tests for recovery from gold and silver concentrates. Mapping and exploratory drilling are other concurrent exploratory initiatives.  An option agreement for the joint development of this property has been executed with Michael Kobler (see “Escondida Option Agreement”).

Escondida Option Agreement

Effective on August 18, 2008, the Company authorized the execution of an option agreement (the “Option Agreement”) with Michael H. Kobler (“Kobler”), whereby Kobler has the option to acquire an undivided 50% interest in our Escondida property (the “Escondida Property”). In accordance with the terms and provisions of the Option Agreement:   Kobler has an exclusive three-month period commencing August 18, 2008 (the “Initial Term”) to perform due diligence relative to the Escondida Property.At any time prior to the end of the Initial Term, Kobler can elect to give us notice to commence to earn the undivided 50% interest in the Escondida Property (the “Election Notice”), whereby (i) Kobler shall engage in a series of proposed financings on our behalf; (ii) based upon certain closing dates of proposed financings, Kobler shall be responsible for payment of his share of certain budgeted costs of exploration and drilling programs at the Escondida Property; and (iii) we shall remain as operator of the Escondida Property.

It is proposed that at the time Kobler earns the undivided 50% interest in the Escondida Property, we will enter into a joint venture agreement with Kobler.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

RESULTS OF OPERATION

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended July 31, 2008 and July 31, 2007, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.

	Three-Month Periods Ended July 31, 2008 and July 31, 2007		For the Period from April 20, 2004 (inception) to July 31, 2008
	2008	2007
Expenses
Consulting	$25,869	$47,020	$403,775
Depreciation	26,052	8,982	100,383
Donated services	-0-	-0-	25,500
Filing and transfer agent fees	2,155	8,089	20,762
Management and administration fees	118,928	214,108	487,265
Mineral exploration costs	880,301	4,171,175	3,215,285
Office and general	90,730	16,639	472,164
Professional fees	27,213	38,672	317,387
Total Expenses	$(1,171,248)	$(4,504,685)	$(5,042,521)
Other Income
Interest	1,875	22,590	66,171
Net Loss	$(1,169,373)	$(4,482,095)	$(4,976,350)

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

Three Month Period Ended July 31, 2008 Compared to Three Month Period Ended July 31, 2007.

Our net loss for the three-month period ended July 31, 2008 was ($1,169,373) compared to a net loss of ($4,482,095) during the three-month period ended July 31, 2007 (a decrease of $3,312,722). During the three-month periods ended July 31, 2008 and 2007, we did not generate any revenue.

During the three-month period ended July 31, 2008, we incurred expenses of $1,171,248 compared to $4,504,685 incurred during the three-month period ended July 31, 2007 (a decrease of $3,333,437). These expenses incurred during the three-month period ended July 31, 2008 consisted of: (i) consulting of $25,869 (2007: $47,020); (ii) depreciation of $26,052 (2007: $8,982); (iii) filing and transfer agent fees of $2,155 (2007: $8,089); (iv) management and administration of $118,928 (2007: $214,108); (v) mineral exploration costs of 880,301 (2007: $4,171,175); (vi) office and general of $90,730 (2007: $16,639); and (vii) professional fees of $27,213 (2007: $38,672).

Expenses incurred during the three-month period ended July 31, 2008 compared to the three-month period ended July 31, 2007 decreased primarily due to the decrease in non cash mineral exploration costs. The mineral exploration costs incurred during fiscal year ended July 31, 2007 related to the acquisition of our Property in South America and Mexico. Professional fees and management and administration fees also decreased corresponding with the South American Mineral Property Acquisition Agreement related increased activity in the three months ended July 31, 2007. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Expenses incurred during the three-month period ended July 31, 2008 of $1,171,248 were offset by interest income of $1,875 (2007: $22,590) resulting in a net loss of ($1,169,373).

Our net loss during the three-month period ended July 31, 2008 was ($1,169,373) compared to a net loss of ($4,482,095) during the three-month period ended July 31, 2007. Our net loss during the three-month period ended July 31, 2008 was ($0.01) per share compared to a net loss ($0.05) per share during the three-month period ended July 31, 2007. The weighted average number of shares outstanding was 86,843,335 for the three-month period ended July 31, 2008 compared to 96,632,430 for the three-month period ended July 31, 2007 (as increased by the forward stock split effective February 9, 2007 on a thirty six for one (36:1) basis).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended July 31, 2008

As at the three-month period ended July 31, 2008, our current assets were $231,356 and our current liabilities were $1,386,432, which resulted in a working capital deficiency of ($1,155,076). As at the three-month period ended July 31, 2008, current assets were comprised of: (i) $9,891 in cash; (ii) $81,726 in prepaid expenses; (iii) $5,364 in other receivables; and (iv) $134,375 in loan receivables. As at the three-month period ended July 31, 2008, current liabilities were comprised of: (i) $391,665 in accounts payable and accrued liabilities; (ii) $627,767 due to related parties; and (iii) $367,000 in promissory notes.

As at the three-month period ended July 31, 2008, our total assets were $1,913,842 comprised of: (i) $231,356 in current assets; (ii) $409,759 in valuation of equipment (net of accumulated depreciation); and (iii) $1,272,727 in valuation of mineral properties compared to total assets of $1,925,141 as at fiscal year ended April 30, 2008. The slight decrease in total assets during the three-month period ended July 31, 2008 from fiscal year ended April 30, 2008 was primarily due to the recording of depreciation of our equipment.  There was also an increase in prepaid expenses owing to unamortized non cash expenses for services to be rendered for stock compensation.

As at the three-month period ended July 31, 2008, our total liabilities were $1,386,432 comprised entirely of current liabilities. An additional liability consists of $432,727 in deferred income tax liability. The increase in liabilities during the three-month period ended July 31, 2008 from fiscal year ended April 30, 2008 was primarily due to the incurrence of promissory notes, an increase in amounts due to related parties, (see “ – Material Commitments”), and an increase in other  receivables.

Stockholders’ equity (deficit) decreased from $1,144,056 for fiscal year ended April 30, 2008 to $94,683 for the three-month period ended July 31, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended July 31, 2008, net cash flows used in operating activities was ($425,116) consisting primarily of a net loss of ($1,169,373). Net cash flows used in operating activities was adjusted by $40,000 for non-cash fees, $26,052 for depreciation, and ($1,875) for accrued interest income. Net cash flows used in operating activities was further changed by an increase of $96,458 in accounts payable and accrued liabilities, an increase of $9,006 in other receivable, and by an increase of $574,616 in amounts due to related parties. For the three-month period ended July 31, 2007, net cash flows used in operating activities was ($421,641) consisting primarily of a net loss of ($4,482,096), and adjusted by $209,293 in stock based compensation, $3,192,763 in warrants issued for mineral properties, and $8,982 for depreciation. Net cash flows used in operating activities was further changed by a decrease of $170,000 in prepaid expenses, ($8,875) in other receivables and ($7,800) in accounts payable and accrued liabilities, and by an increase of $496,092 in amounts due to related parties.

Cash Flows from Investing Activities

For the three-month period ended July 31, 2008, net cash flows used in investing activities was ($544) consisting of purchase of equipment. For the three-month period ended July 31, 2007, net cash flows used in investing activities was ($361,146) consisting of $1,875 in loan receivable and ($359,271) in purchase of equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended July 31, 2008, net cash flows provided from financing activities was $367,000 compared to $1,165,940 for the three-month period ended July 31, 2007. Cash flows from financing activities for the three-month period ended July 31, 2008 consisted of $367,000 from issuance of promissory notes. Cash flows from financing activities for the three-month period ended July 31, 2007 consisted of $1,165,940 in proceeds from common stock issuances and subscriptions.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) exploration of mineral properties; (ii) mapping, exploration, and possible drilling initiatives on current properties and future properties; and (iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

During fiscal year ended April 30, 2008, we engaged in the 2007 Private Offering pursuant to which we issued in four tranches an aggregate of 3,150,400 Units for gross proceeds of $3,938,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and other than our obligations under the Mineral Property Acquisition Agreement, as incurred, and the agreements discussed below, we do not have any material commitments.

Financial Advisory Consulting Services Agreement

Effective on May 31, 2008, our Board of Directors, pursuant to unanimous written consent in lieu of a meeting, authorized and approved the execution of a six-month financial advisory consulting services agreement dated May 31, 2008 (the “Consulting Services Agreement”) with Surfside Ventures Ltd., a British Columbia corporation (“Surfside”). In accordance with the terms and provisions of the Consulting Services Agreement, Surfside shall provide to us the following services: (i) corporate planning, strategy and negotiations with potential strategic business partners; (ii) business growth and development planning; (iii) investor relations management; (iv) periodic reporting as to developments concerning general financial markets, possible strategic direction and public securities markets and industry; and (v) general business consulting services and/or other general business consulting needs. In accordance with further terms and provisions of the Consulting Services Agreement, we agreed to: (i) issue to Surfside an aggregate 150,000 shares of our restricted common stock at a price per share of $0.80 within 15 days of the execution of the Consulting Services Agreement (which as of the date of this Consulting Services Agreement, such shares have been issued); (ii) pay a monthly consulting fee to Surfside of $4,000 for the six-month term; and (iii) reimburse expenses incurred by Surfside on our behalf up to an aggregate of $20,000. See Item 2. Changes in Securities and Use of Proceeds.

Corporate Support Agreement

Effective January 1, 2007 as dated May 1, 2007, our Board of Directors, pursuant to unanimous written consent in lieu of a meeting, authorized and approved the execution of an eighteen month corporate support agreement (the "Corporate Support Agreement") with Sweetwater Capital Corp., a private company organized under the laws of the Province of British Columbia, Canada ("SCC"). In accordance with the terms and provisions of the Corporate Support Agreement: (i) SCC shall provide us with corporate services including, but not limited to, furnished offices, communication services, support services, personnel, and other incidental services in order for us to be able to perform our corporate business operations and activities in Vancouver, British Columbia; (ii) SCC shall further provide at our request financial services, bookkeeping and accounting services, formulation of budget plans, establishment of financial relationships, and preparation and maintenance of proper accounting records; and (iii) we shall pay SCC the aggregate monthly sum of CDN$15,000 plus goods and services tax.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2008 and 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  As we have acquired properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, any potential revenue and expenses will be denominated in U.S. Dollar, and the net income effect of appreciation and devaluation of the currency against the US Dollar would be limited to our costs of acquisition of property.

Interest Rate

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts to hedge existing risks for speculative purposes.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

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

As of April 30, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses, and that the scale of operations did not warrant a more elaborate system.

The matters involving internal controls and procedures that our management considered to be material weaknesses under COSO and SEC rules were: (1) lack of a functioning audit committee and lack of a majority of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of July 31, 2008 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on our financial results. However, management believes that the lack of a functioning audit committee during much of the fiscal year and lack of a majority of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us: (i) appointing one or more outside directors to our board of directors who shall be appointed to our audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close disclosure and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our personnel turn over issues within the department. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

No information required.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three-month period ended July 31, 2008, we issued an aggregate of 150,000 shares of our restricted common stock valued at $120,000 to Surfside in accordance with the terms and provisions of the Consulting Services Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZORO MINING CORP.

Dated: September 15, 2008	By:	/s/ ANDREW BRODKEY
Andrew Brodkey, President/Chief
Executive Officer

Dated: September 15, 2008	By:	/s/ JAS BUTALIA
Jas Butalia, Chief
Financial Officer