Form 10-Q
period 2008-10-31
Zoro Mining Corp.
filed 2008-12-15
CIK 1329484

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2008

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 11, 2008
Common Stock, $0.00001	86,900,400

ZORO MINING CORP.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	October 31, 2008 $	April 30, 2008 $
	(unaudited)
CURRENT ASSETS
Cash	210,224	68,551
Prepaid expenses (Note 8)	20,000	1,726
Other receivables	5,043	14,370
Loan receivable (Note 3)	136,250	132,500

Total Current Assets	371,517	217,147

EQUIPMENT (Note 5)	391,931	435,267
MINERAL PROPERTIES (Note 4)	1,272,727	1,272,727

TOTAL ASSETS	2,036,175	1,925,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	634,094	295,207
Promissory notes payable (Note 6)	397,000	-
Due to related parties (Note 6)	1,152,119	53,151

Total Current Liabilities	2,183,213	348,358

CONVERTIBLE NOTES (Note 7)	115,974	-
DEFERRED INCOME TAX LIABILITY (Note 4)	432,727	432,727
	2,731,914	781,085

Stockholders’ Equity

Capital stock (Note 8)
3,600,000,000 shares authorized, $0.00001 par value
86,900,400 shares issued and outstanding (2007 – 86,750,400)	869	868
Additional paid-in capital	5,035,664	4,915,665
Equity component of convertible debenture	84,026	-
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(5,850,798)	(3,806,977)

Total Stockholders’ Equity	(695,739)	1,144,056

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,036,175	1,925,141

GOING CONCERN CONTINGENCY (Note 1)
SUBSEQUENT EVENT (Note 11)
COMMITMENTS (Notes 4, 9)

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended October 31, 2008	For the Three Months Ended October 31, 2007	For the Six Months Ended October 31, 2008	For the Six Months Ended October 31, 2007	From April 20, 2004 (Date of Inception) to October 31, 2008
	$	$	$	$	$
Expenses
Consulting (Note 6)	137,863	95,226	163,732	142,246	541,638
Depreciation	26,200	18,259	52,252	27,241	126,583
Donated services	-	-	-	-	25,500
Filing and transfer agent fees	2,885	1,410	5,040	9,499	23,647
Management and administration fees	39,988	37,322	158,916	251,430	527,253
Mineral exploration costs (Note 4)	522,809	245,696	1,403,110	4,416,871	3,738,094
Office and general (Note 6)	88,543	177,583	179,273	194,222	560,706
Professional fees	58,036	66,400	85,249	105,072	375,423
	(876,324)	(641,896)	(2,047,572)	(5,146,581)	(5,918,844)
Other income
Interest income	1,875	28,226	3,750	50,816	68,046

Net loss	(874,449)	(613,670)	(2,043,822)	(5,095,765)	(5,850,798)

Basic and diluted loss per common share	(0.01)	(0.01)	(0.024)	(0.06)

Weighted average number of common shares outstanding (Note 1)	86,900,400	86,750,748	86,871,867	91,691,589

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended October 31, 2008 $	For the Six Months Ended October 31, 2007 $	From April 20, 2004 (Date of Inception) to October 31, 2008 $

Cash Flows Used In Operating Activities

Net loss	(2,043,822)	(5,095,765)	(5,850,798)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation	-	209,293	-
Warrants issued for mineral properties	-	3,192,763	-
Depreciation	52,252	27,241	126,583
Non-cash expenses	100,000	3,750	311,019
Accrued interest income	(3,750)	-	(11,250)
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in non-cash operating assets and liabilities:
Decrease (increase) in prepaid expenses	1,726	30,000	(1,726)
Decrease (increase) in other receivables	9,327	(126,604)	(5,043)
Increase in due to related parties	1,098,968	83,284	1,064,662
Increase (decrease) in accounts payable and accrued liabilities	338,887	495,636	721,550

Net Cash Used in Operating Activities	(446,412)	(1,180,402)	(3,610,503)

Cash Flows Used In Investing Activities
Purchase of equipment	(8,915)	(376,146)	(518,513)
Loan receivable	-	-	(125,000)

Net Cash Used In Investing Activities	(8,915)	(376,146)	(643,513)

Cash Flows From Financing Activities
Promissory notes payable	397,000	-	397,000
Convertible notes payable	200,000	-	200,000
Proceeds from common stock issuances and subscriptions	-	1,165,940	3,867,240

Net Cash From Financing Activities	597,000	1,165,940	4,464,240

Increase (Decrease) in Cash	(141,673)	(398,108)	210,224

Cash - Beginning	68,551	2,405,857	-

Cash - Ending	210,224	2,007,749	210,224

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Other Non-cash Investing and Financing Activities – Note 10

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp. (An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
From April 20, 2004 (Date of Inception) to October 31, 2008

						Deficit
				Equity		Accumulated
			Additional	Component	Common	During the
			Paid-in	of Convertible	Stock	Exploration	Donated
	Common Stock		Capital	Debt	Subscriptions	Stage	Capital	Total
	#	$	$	$	$	$	$	$

Balance – April 20, 2004 (Date of Inception)	-	-	-	-	-	-	-	-
Issuance of common shares for cash				-
at $.00001/share	144,000,000	1,440	(1,400)	-	(40)	-	-	-
Net loss for the period	-	-	-	-	-	(1,858)	-	(1,858)
Balance – April 30, 2004 (audited)	144,000,000	1,440	(1,400)	-	(40)	(1,858)	-	(1,858)
Issuance of common shares for cash
at $.00001/share	36,000,000	360	(350)	-	(10)	-	-	-
Share subscriptions received	-	-	-	-	40	-	-	40
Donated rent and services	-	-	-	-	-	-	10,500	10,500
Net loss for the year	-	-	-	-	-	(32,480)	-	(32,480)
Balance – April 30, 2005 (audited)	180,000,000	1,800	(1,750)	-	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	-	-	-	-	10	-	-	10
Donated rent and services	-	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	-	(12,690)	-	(12,690)
Balance – April 30, 2006 (audited)	180,000,000	1,800	(1,750)	-	-	(47,028)	22,500	(24,478)
Issuance of common shares for cash
at $0.00277/share	36,450,000	364	100,886	-	-	-	-	101,250
Share subscriptions received	-	-	-	-	2,600,000	-	-	2,600,000
Donated rent and services	-	-	-	-	-	-	12,000	12,000
Net loss for the year	-		-	-	-	(220,450)	-	(220,450)
Balance – April 30, 2007 (audited)	216,450,000	2,164	99,136	-	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $1.25 per unit (Note 8(a))	3,150,400	32	3,765,908	-	(2,600,000)	-	-	1,165,940
Share cancellation (Note 8(a))	(132,850,000)	(1,328)	1,328	-	-	-	-	-
Fair value of warrants issued for mineral properties (Note 4)	-	-	840,000	-	-	-	-	840,000
Fair value of warrants issued for services (Note 8(b))	-	-	209,293	-	-	-	-	209,293
Net loss	-	-	-	-	-	(3,539,499)	-	(3,539,499)
Balance – April 30, 2008 (audited)	86,750,400	868	4,915,665	-	-	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	150,000	1	119,999	-	-	-	-	120,000
Equity component of convertible note	-	-	-	84,026	-	-		84,026
Net loss	-	-	-	-	-	(2,043,821)	-	(2,043,821)
Balance – October 31, 2008 (unaudited)	86,900,400	869	5,035,664	84,026	-	(5,850,798)	34,500	(695,739)

All share amounts have been restated to reflect the 36:1 reverse share split on February 9, 2007 (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes To The Consolidated Financial Statements
October 31, 2008 (unaudited)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations as well as reliance on related party loans and advances, and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2008, the Company has accumulated losses of $5,850,798 since inception and has a working capital deficiency of $1,811,696. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.
Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

3.
Loan Receivable

During the year ended April 30, 2007, $125,000 was advanced to a property vendor under a failed property acquisition agreement.  This amount is secured by an interest in another company, bears interest at 6% simple interest per annum, and was repayable on March 12, 2008.  The note remains outstanding at October 31, 2008, and interest continues to accrue.  During the six months ended October 31, 2008, interest of $3,750 (2007 - $3,750) has been accrued on this note.

4.
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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes To The Consolidated Financial Statements
October 31, 2008 (unaudited)

4.	Mineral Properties - continued The property concessions are listed as follows:

Location	Project	Exploration Target	Concession Acres
Sonora, Mexico	The Las Animas Project	Gold, Copper	6,822
Chile, South America	The Costa Rica Project	Gold, Copper	4,817
Chile, South America	The Escondida Project	Gold, Platinum	5,063
Chile, South America	The Rio Sur Project	Gold, Copper	2,840
Chile, South America	Don Beno Project	Gold, Copper	14,574
Peru, South America	The Yura Project	Gold	4,940
			39,056

In order to complete the acquisitions, six wholly-owned subsidiaries in each of Peru, Chile, and Mexico were incorporated by the Company between May and July 2007 to beneficially hold property titles in each country.  As consideration, a founding shareholder of the Company agreed to sell an aggregate of 35,500,000 restricted common shares to the vendors at a purchase price of US$0.00001 per common share, the Company agreed to enter into certain consulting arrangements for management and administration of exploration activities with certain agents to the vendors of the properties, and the Company further agreed to pay all regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing. The Company is in the process of establishing and transferring to the wholly-owned subsidiaries its various and newly acquired property interests.

The Company has been concentrating its exploration initiatives primarily in Peru on its 4,940 acre Yura gold prospect located near Arequipa, Peru and on its 14,574 acre Don Beno gold and copper project near Copiapó, Chile where recent exploratory drilling is currently in process.

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

The Company has recorded a deferred income tax liability of $432,727 relating to the value of the warrants not deductible for tax purposes.  As a result of the above transactions mineral properties have been valued at $1,272,727, of which $840,000 was the fair value of warrant valuation, and $432,727 is deferred tax liability relating to the value of the warrants.

During the year ended April 30, 2007, the Company paid $48,087 in costs relating to due diligence of a possible gold property acquisition in Brazil which never completed.

On August 18, 2008, the Company entered into a letter of agreement that options 50% of the Company’s Escondida property and project to a third party on an earn in basis.  The Purchaser had until November 16, 2008 to perform necessary due diligence on the Escondida project under the option.  The option has lapsed and joint venture funding prospects relating to the Escondida project will not complete.

Mineral exploration costs by area of exploration expensed during the six months ended October 31, 2008 were as follows:

Six months ended October 31, 2008
Chile
Drilling	$285,137
Field supplies	43,713
Geological, mapping and survey	494,793
Property maintenance	126,853
Site administration	322,480
Travel	60,101
1,333,077
Peru
Field supplies	-
Geological, mapping and survey	-
Property maintenance	-
Site administration	41,000
Travel	4,033
45,033
Mexico
Geological, mapping and survey	-
Property maintenance	-
Site administration	25,000
25,000
Total	$1,403,110

Zoro Mining Corp.
(An Exploration Stage Company)
Notes To The Consolidated Financial Statements
October 31, 2008 (unaudited)

4.	Mineral Properties - continued

The Company shares operating offices in Copiapó, Chile, Arequipa, Peru, and Tucson, AZ with Pacific Copper Corp., a Delaware public company.  Certain directors and management of the Company also act as officers, directors, and management of Pacific Copper Corp (refer to Note 6).

5.	Equipment Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.

	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
	October 31, 2008	October 31, 2008	October 31, 2008	April 30, 2008
North America
Computers	$7,020	$3,214	$3,806	$5,304

South America and Mexico Computers	3,315	1,036	2,279	2,832
Furniture	12,639	2,431	10,208	11,497
Exploration equipment	14,204	3,244	10,960	12,482
Vehicles	105,752	17,045	88,707	89,625
Earth moving equipment	375,583	99,612	275,971	313,527
	511,493	123,368	388,125	429,963

Total	$518,513	$126,582	$391,931	$435,267

6.	Related Party Transactions During the six months ended October 31, 2008, the Company incurred the following amounts to officers, directors, and other related parties to the Company:

a)
accrued $45,000 (2007 - $37,500) to a director and officer of the Company for geological services rendered; $45,000 was owed this director at October 31, 2008 (April 30, 2008 - $15,000), with such costs recorded as mineral exploration costs;

b)
accrued to a director and officer of the Company $45,000 (2007 - $57,500) for management of South American exploration with such costs recorded as mineral exploration costs.  At October 31, 2008, $184,125 (April 30, 2008 – $26,695) was owed to this director for unpaid fees, reimbursement of expenses, and payment of $25,000 to another director  for administration of the Mexican property;

c)	paid a director and officer of the Company $83,614 (2007 - $35,373) for management services with respect to the administration of the Company;

d)	paid an officer of the Company $22,023 (2007 - $5,074) for administrative consulting services;

e)
the Company incurred a total of $835,538 (2007 - $621,132) to a private Chilean company that provides exploration services to the Company in Chile for third party services provided without markup, and has a director in common, of which $835,538 was owed at October 31, 2008 (April 30, 2008 - $nil) with such costs recorded as exploration costs in Chile, South America;

The Company participated in a cost sharing arrangement with another public company, Pacific Copper Corp. with three directors in common with the Company and shares South American operating offices. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. During the six months ended October 31, 2008, a total of $397,000 (2007 - $0) was advanced to the Company from Pacific Copper Corp. by way of demand promissory notes  This amount is unsecured, bears no interest and is repayable on demand.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes To The Consolidated Financial Statements
October 31, 2008 (unaudited)

6.
Related Party Transactions - continued

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company with two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at October 31, 2008, the gross value of the guarantee was $281,815.  The Company currently pays approximately $4,100 per month relating to the Company’s Tucson office under an informal month-to-month arrangement.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

7.
Convertible Note

The Company issued $200,000 in a 6% convertible note with a two year term due on October 31, 2010 to a third party. The note is convertible into units at $0.16 per unit for a period of two years.  Each unit is comprised of one common share and one share purchase warrant exercisable for at $0.25 per share for a two year term from the date of conversion. The convertible debt was allocated between its debt and equity components on a relative fair value basis with the fair value of the debt portion ($115,974) based on an estimated fair value interest rate of 15% and the fair value of the equity portion ($84,026) being estimated using the Black-Scholes pricing model for the embedded share and warrant issuable upon conversion, and utilizing an expected life of 2 years, a risk free interest rate average of 1.56%, a dividend yield of 0%, and an expected volatility of 140%.  The Company will record further interest expense above the stated 6% over the term of the convertible note of $84,026 resulting from the difference between the stated value and carrying value at the date of issuance using the effective interest method.  At October 31, 2008 there was no interest accretion to be recorded.

8.	Capital Stock

a)	Share issuances and cancellations:

Between May 4, 2007 and October 11, 2007, and in connection with a private placement, the Company issued in four tranches a total of 3,150,400 units of securities for $3,938,000.  Each unit was priced at $1.25 and was comprised of one common share and one share purchase warrant to purchase a further share of common stock at a price of $1.50 until October 31, 2009.  At April 30, 2007 the Company had received $2,600,000 towards this private placement.

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

On May 31, 2008, the Company issued 150,000 common shares valued at $120,000 to a third party pursuant to a financial advisory consulting services agreement effective for a six month term. The Company expensed $100,000 relating to this services agreement in the six months ended October 31, 2008 and as of October 31, 2008, the balance of  $20,000 is recorded in prepaid expenses to be amortized during the following quarter.

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes To The Consolidated Financial Statements
October 31, 2008 (unaudited)

8.	Capital Stock - continued Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007	-	-	-
Granted during the year	8,721,200	1.07	2.00
Balance, April 30, 2008	8,721,200	1.07	1.22
Granted, exercised, expired during the period	-	-	-
Balance, October 31, 2008	8,721,200	1.07	0.71

c)	Share options:

On February 7, 2008, the Company adopted a stock option plan (the “2008 Stock Incentive Plan”) including both qualified and non-qualified share options not to exceed 15% of the issued and outstanding share options at any date.  No share options have been granted at the date of these financial statements.

9.
Commitments

On May 1, 2007, the Company entered into a corporate support services agreement effective January 1, 2007 with a third party to perform office and administrative services for approximately $14,100 (CDN$15,000) per month.

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company with two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at October 31, 2008, the gross value of the guarantee was $315,181.  The Company currently pays approximately $4,000 per month relating to the Company’s Tucson office under an informal month-to-month arrangement.

10.
Non-cash Investing and Financing Activities

During the six months ended October 31, 2008, the Company issued 150,000 common shares valued at $120,000 in connection with a financial advisory consulting services agreement effective for a six month term.

11.	Subsequent Event On November 28, 2008, the Company issued $200,000 in 10% promissory notes with a term to November 28, 2009 to a third party.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Zoro Mining Cop. was incorporated under the laws of the State of Nevada on April 20, 2004 under the name “Rochdale Mining Corp”. Effective March 19, 2007, we merged with a wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of merger filed with the Nevada Secretary of State. The merger was in the form of a parent/subsidiary merger with Rochdale Mining Corp. as the surviving corporation. Upon completion of the merger, our corporate name was changed to “Zoro Mining Corp.” and our Articles of Incorporation were amended to reflect this name change. As of the date of this Quarterly Report, we are engaged in the acquisition and exploration of mineral properties located in South America and Mexico.  We currently have interests in an aggregate of approximately 32,234 gross acres located in Chile and Peru, and a further 6,822 gross acres located in Mexico, targeting gold, copper and platinum. After the effective date of our registration statement filed with the Securities and Exchange Commission (November 1, 2007), we commenced trading on the Over-the-Counter Bulletin Board under the symbol “ZORO:OB”.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

CURRENT BUSINESS OPERATIONS - continued

Mineral Property Acquisition Agreement

In accordance with the terms and conditions of a certain Mineral Property Acquisition Agreement dated April 12, 2007 and effective on May 7, 2007 (the "Option Agreement"), as entered into among us and each of Eduardo Esteffan M., Fresia Sepulveda H., Eduardo Esteffan S., Gretchen Esteffan S., Claudio Esteffan S. and Integrity Capital Group, LLC (collectively, the "Vendors"), the Vendors granted to us the sole and exclusive option (the "Option") to acquire a 100% undivided legal, beneficial and registerable interest in and to six separate unencumbered mineral property interests totaling approximately 39,787 gross acres located in Chile, Peru and Mexico and targeting potential gold, copper and platinum group prospects (collectively, the "Property").

In order to complete the acquisition of the Property, three wholly-owned subsidiaries in each of Peru, Chile and Mexico were incorporated by us to beneficially hold property titles in each country in order to comply with all applicable laws relating thereto. As of the date of this Quarterly Report, all properties have been transferred to our respective wholly-owned subsidiaries in each of Chile and Mexico, while Peru Property related interests have been executed for transfer by the Vendors and have been submitted to Zoro’s Peruvian subsidiary’s (Zoro Mining SAC) property transfer notary to complete the transfer.  In order to complete the acquisition of the Property, we further caused one of our existing founding shareholders to sell an aggregate of 35,500,000 restricted shares of Common Stock held of record by such shareholder to the Vendors at an aggregate purchase price of U.S. $0.00001 per common share.

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

As of September 9, 2008, we have completed Phase I, a 1930 meter (5,790 feet) diamond drilling program at Don Beno. This first-phase program included eight holes designed to drill initial targets identified from a geophysical I.P. survey finalized in April, 2008 by HydroGeophysics of Tucson, Arizona. The eight holes ranged in depth from 116 to 690 meters, and encountered mineralized sulfide zones which closely correlated to the interpretations of the two largest IP anomalies identified by the geophysical survey. The largest anomaly measured 2 by 4 km in size. In particular, one of the drill holes intersected over 200 meters of the Nantoco formation, a calcareous, volcaniclastic sedimentary black shale unit which is known to host gold and precious metal mineralization in the immediate area.  Assay results from Zoro’s Phase I diamond drilling program are pending.

Escondida Project, Copiapó, Chile

We have acquired a 100% interest in approximately 5,063 acres of exploration properties which covers the Escondida property. The Escondida precious metals project is located in Chile's 3rd Region, (or Atacama Region), 20 kilometers south of the port city of Caldera, and approximately 65 kilometers from Copiapó, the region's capital, along 40 kilometers of the paved Pan American highway, and 25 kilometers of improved graded secondary roads, all of which are maintained by the Chilean government.  We have been recently conducting lab gravity concentration tests for recovery of gold, silver and platinum group metals, and leaching tests for recovery from gold and silver concentrates. Mapping and exploratory drilling are other concurrent exploratory initiatives.  An option agreement for the joint development of this property has been executed with Michael Kobler (see “Escondida Option Agreement”), but the option has at the date of this Quarterly Report lapsed.

Escondida Option Agreement

Effective on August 18, 2008, the Company authorized the execution of an option agreement (the “Option Agreement”) with Michael H. Kobler (“Kobler”), whereby Kobler had the option to acquire an undivided 50% interest in our Escondida property (the “Escondida Property”). In accordance with the terms and provisions of the Option Agreement, Kobler had an exclusive three-month period commencing August 16, 2008 (the “Initial Term”) to perform due diligence relative to the Escondida Property. At any time prior to the end of the Initial Term, Kobler could elect to give us notice to commence to earn the undivided 50% interest in the Escondida Property (the “Election Notice”), whereby: (i) Kobler would have engaged in a series of proposed financings on our behalf; (ii) based upon certain closing dates of proposed financings, Kobler would have been responsible for payment of his share of certain budgeted costs of exploration and drilling programs at the Escondida Property; and (iii) we would have remained as operator of the Escondida Property.

It was proposed that at the time Kobler earned the undivided 50% interest in the Escondida Property, we would have entered into a joint venture agreement with Kobler. At the date of this Quarterly Report, the Option Agreement has lapsed and the joint venture funding prospects relating to the Escondida Property will not be consummated.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the six month period ended October 31, 2008 and October 31, 2007, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.

	Six-Month Periods Ended October 31, 2008 and October 31, 2007		For the Period from April 20, 2004 (inception) to October 31, 2008
	2008	2007
Expenses
Consulting	$163,732	$142,246	$541,638
Depreciation	52,252	27,241	126,583
Donated services	-0-	-0-	25,500
Filing and transfer agent fees	5,040	9,499	23,647
Management and administration fees	158,916	251,430	527,253
Mineral exploration costs	1,403,110	4,416,871	3,738,094
Office and general	179,273	194,222	560,706
Professional fees	85,249	105,072	375,423
Total Expenses	$(2,047,572)	$(5,146,581)	$(5,918,844)
Other Income
Interest	3,750	50,816	68,046
Net Loss	$(2,043,822)	$(5,095,765)	$(5,850,798)

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

Six Month Period Ended October 31, 2008 Compared to Six Month Period Ended October 31, 2007.

Our net loss for the six month period ended October 31, 2008 was ($2,043,822) compared to a net loss of ($5,095,765) during the six month period ended October 31, 2007 (a decrease of $3,051,943). During the six month periods ended October 31, 2008 and 2007, we did not generate any revenue.

During the six month period ended October 31, 2008, we incurred expenses of $2,047,572 compared to $5,146,581 incurred during the six month period ended October 31, 2007 (a decrease of $3,099,009). These expenses incurred during the six month period ended October 31, 2008 consisted of: (i) consulting of $163,732 (2007: $142,246); (ii) depreciation of $52,252 (2007: $27,241); (iii) filing and transfer agent fees of $5,040 (2007: $9,499); (iv) management and administration of $158,916 (2007: $251,430); (v) mineral exploration costs of $1,403,110 (2007: $4,416,871); (vi) office and general of $179,273 (2007: $194,222); and (vii) professional fees of $85,249 (2007: $105,072).

Expenses incurred during the six month period ended October 31, 2008 compared to the six month period ended October 31, 2007 decreased primarily due to the decrease in mineral exploration costs. The higher mineral exploration costs incurred in 2007 related to the acquisition of our Property in South America and Mexico and initial exploration initiatives across a range of prospects. Professional fees and management and administration fees also decreased corresponding with streamlining efforts in the six months ended October 31, 2008 as compared with the same six month period in the preceding year. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Expenses incurred during the six month period ended October 31, 2008 of $2,047,572 were offset by interest income of $3,750 (2007: $50,816) resulting in a net loss of ($2,043,822) (2007: ($5,095,765)).

Our net loss during the six month period ended October 31, 2008 was ($2,043,822) compared to a net loss of ($5,095,765) during the six month period ended October 31, 2007. Our net loss during the six month period ended October 31, 2008 was ($0.024) per share compared to a net loss ($0.06) per share during the six month period ended October 31, 2007. The weighted average number of shares outstanding was 86,871,867 for the six month period ended October 31, 2008 compared to 91,691,589 for the six month period ended October 31, 2007 (as increased by the forward stock split effective February 9, 2007 on a thirty six for one (36:1) basis).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

RESULTS OF OPERATION - continued

Three Month Period Ended October 31, 2008 Compared to Three Month Period Ended October 31, 2007.

Our net loss for the three month period ended October 31, 2008 was ($874,449) compared to a net loss of ($613,670) during the three month period ended October 31, 2007 (an increase of $260,779). During the three month periods ended October 31, 2008 and 2007, we did not generate any revenue.

During the three month period ended October 31, 2008, we incurred expenses of $876,324 compared to $641,896 incurred during the three month period ended October 31, 2007 (an increase of $234,428). These expenses incurred during the six month period ended October 31, 2008 consisted of: (i) consulting of $137,863 (2007: $95,226); (ii) depreciation of $26,200 (2007: $18,259); (iii) filing and transfer agent fees of $2,885 (2007: $1,410); (iv) management and administration of $39,988 (2007: $37,322); (v) mineral exploration costs of $522,809 (2007: $245,696); (vi) office and general of $88,543 (2007: $177,583); and (vii) professional fees of $58,036 (2007: $66,400).

Expenses incurred during the three month period ended October 31, 2008 compared to the three month period ended October 31, 2007 increased primarily due to the increase in mineral exploration costs associated with increased exploration initiatives involved with a number of our exploration prospects in South America and Mexico acquired during 2007 as opposed to more focused exploration conducted during the same interval in 2008.

Expenses incurred during the three month period ended October 31, 2008 of $876,324 were offset by interest income of $1,875 (2007: $28,226) resulting in a net loss of ($874,449) (2207: ($613,670)).

Our net loss during the three month period ended October 31, 2008 was ($874,449) compared to a net loss of ($613,670) during the three month period ended October 31, 2007. Our net loss during the three month period ended October 31, 2008 was ($0.01) per share compared to a net loss ($0.01) per share during the three month period ended October 31, 2007. The weighted average number of shares outstanding was 86,900,400 for the three month period ended October 31, 2008 compared to 86,750,748 for the three month period ended October 31, 2007 (as increased by the forward stock split effective February 9, 2007 on a thirty six for one (36:1) basis).

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended October 31, 2008

As at the six month period ended October 31, 2008, our current assets were $371,517 and our current liabilities were $2,183,213, which resulted in a working capital deficiency of ($1,811,696). As at the three month period ended October 31, 2008, current assets were comprised of: (i) $210,224 in cash; (ii) $20,000 in prepaid expenses; (iii) $5,043 in other receivables; and (iv) $136,250 in loan receivables. As at the six month period ended October 31, 2008, current liabilities were comprised of: (i) $634,094 in accounts payable and accrued liabilities; (ii) $1,152,119 due to related parties; and (iii) $397,000 in promissory notes.

As at the six month period ended October 31, 2008, our total assets were $2,036,175 comprised of: (i) $371,517 in current assets; (ii) $391,931 in valuation of equipment (net of accumulated depreciation); and (iii) $1,272,727 in valuation of mineral properties compared to total assets of $1,925,141 as at fiscal year ended April 30, 2008. The increase in total assets during the six month period ended October 31, 2008 from fiscal year ended April 30, 2008 was primarily due to the increase in cash. There was also an increase in prepaid expenses owing to unamortized non cash expenses for services to be rendered for stock compensation.

As at the six month period ended October 31, 2008, our total liabilities were $2,731,914 comprised of: (i) $2,183,213 in current liabilities; (ii) $115,974 in convertible notes; and (iii) $432,727 in deferred income tax liability. The increase in liabilities during the six month period ended October 31, 2008 from fiscal year ended April 30, 2008 was primarily due to the incurrence of promissory notes, an increase in amounts due to related parties, (see “ – Material Commitments”), and an increase in convertible notes.

Stockholders’ equity (deficit) decreased from $1,144,056 for fiscal year ended April 30, 2008 to ($695,739) for the six month period ended October 31, 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended October 31, 2008, net cash flows used in operating activities was ($446,412) consisting primarily of a net loss of ($2,043,822). Net cash flows used in operating activities was adjusted by $100,000 for non-cash fees, $52,252 for depreciation, and ($3,750) for accrued interest income. Net cash flows used in operating activities was further changed by an increase of $338,887 in accounts payable and accrued liabilities, a decrease of $1,726 in prepaids, a decrease of $9,327 in other receivable, and by an increase of $1,011,512 in amounts due to related parties. For the six month period ended October 31, 2007, net cash flows used in operating activities was ($1,180,402) consisting primarily of a net loss of ($5,095,765), and adjusted by $209,293 in stock based compensation, $3,192,763 in warrants issued for mineral properties, $27,241 for depreciation, and $3,750 for non-cash expenses. Net cash flows used in operating activities was further changed by a decrease of $30,000 in prepaid expenses, and an increase of $126,604 in other receivables, $495,636 in accounts payable and accrued liabilities  and $83,284 in amounts due to related parties.

Cash Flows from Investing Activities

For the six month period ended October 31, 2008, net cash flows used in investing activities was ($8,915) consisting of purchase of equipment. For the six month period ended October 31, 2007, net cash flows used in investing activities was ($376,146) consisting of purchase of equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended October 31, 2008, net cash flows provided from financing activities was $597,000 compared to $1,165,940 for the six month period ended October 31, 2007. Cash flows from financing activities for the six month period ended October 31, 2008 consisted of $397,000 from issuance of promissory notes and $200,000 in convertible notes payable. Cash flows from financing activities for the six month period ended October 31, 2007 consisted of $1,165,940 in proceeds from common stock issuances and subscriptions.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities, debt instruments, and related party loans. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) exploration of mineral properties; (ii) mapping, exploration, and possible drilling initiatives on current properties and future properties; and (iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, debt issuances and convertible debt issuances, and related party loans. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

During fiscal year ended April 30, 2008, we engaged in the 2007 Private Offering pursuant to which we issued in four tranches an aggregate of 3,150,400 Units for gross proceeds of $3,938,000.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and our obligations under the Mineral Property Acquisition Agreement, as incurred, the agreements discussed below summarize our material commitments.

10% Convertible Promissory Notes

Effective on November 28, 2008, we issued $200,000 in 10% convertible promissory notes with a term to November 28, 2009.

Related Party Promissory Notes and Loans

The Company participated in a cost sharing arrangement with another public company, Pacific Copper Corp. with three directors in common with the Company and shares South American operating offices. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. During the six months ended October 31, 2008, a total of $397,000 (2007 - $0) was advanced to the Company from Pacific Copper Corp. by way of demand promissory notes  This amount is unsecured, bears no interest and is repayable on demand.

The Company incurred a total of $835,538 (2007 - $621,132) to a private Chilean company that provides exploration services to the Company in Chile and has a director in common, of which $835,538 was owed at October 31, 2008 (April 30, 2008 - $nil) with such costs recorded as exploration costs in Chile, South America.

Other Promissory Notes

On November 28, 2008, the Company issued $200,000 in 10% promissory notes with a term to November 28, 2009 to a third party.

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

MATERIAL COMMITMENTS - continued

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

ITEM 4.  CONTROLS AND PROCEDURES - continued

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES - continued

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six month period ended October 31, 2008, we issued an aggregate of 150,000 shares of our restricted common stock valued at $120,000 to Surfside in accordance with the terms and provisions of the Consulting Services Agreement.

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

ZORO MINING CORP.

Dated: December 15, 2008	By:	/s/ ANDREW BRODKEY
Andrew Brodkey, President/Chief
Executive Officer

Dated: December 15, 2008	By:	/s/ JAS BUTALIA
Jas Butalia, Chief
Financial Officer