Form 10-Q
period 2009-01-31
Zoro Mining Corp.
filed 2009-03-17
CIK 1329484

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2009

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

Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 16, 2009
Common Stock, $0.00001	86,900,400

ZORO MINING CORP.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	January 31, 2009 $	April 30, 2008 $
	(unaudited)
CURRENT ASSETS
Cash	42,320	68,551
Prepaid expenses	-	1,726
Other receivables	6,403	14,370
Loan receivable (Note 3)	0	132,500

Total Current Assets	48,723	217,147

EQUIPMENT (Note 5)	365,730	435,267
MINERAL PROPERTIES (Note 4)	1,272,727	1,272,727

TOTAL ASSETS	1,687,180	1,925,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	838,349	295,207
Promissory notes payable (Note 6)	222,000	-
Due to related parties (Note 6)	1,329,920	53,151

Total Current Liabilities	2,390,269	348,358

CONVERTIBLE NOTE (Note 7)	126,054	-
DEFERRED INCOME TAX LIABILITY (Note 4)	432,727	432,727
	2,949,050	781,085

Stockholders’ Equity (Deficiency)

Capital stock (Note 8) 3,600,000,000 shares authorized, $0.00001 par value
86,900,400 shares issued and outstanding (2008 – 86,750,400)	869	868
Additional paid-in capital	5,035,664	4,915,665
Equity component of convertible notes	84,026	-
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(6,416,929)	(3,806,977)

Total Stockholders’ Equity (Deficiency)	(1,261,870)	1,144,056

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,687,180	1,925,141

GOING CONCERN CONTINGENCY (Note 1)
SUBSEQUENT EVENT (Note 11)
COMMITMENTS (Notes 4 and 9)

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended January 31, 2009	For the Three Months Ended January 31, 2008	For the Nine Months Ended January 31, 2009	For the Nine Months Ended January 31, 2008	From April 20, 2004 (Date of Inception) to January 31, 2009
	$	$	$	$	$
Expenses
Bad Debt	136,250	-	136,250	-	136,250
Consulting (Note 6)	66,263	115,128	229,995	257,375	607,901
Depreciation	26,200	23,546	78,452	50,787	152,783
Donated services	-	-	-	-	25,500
Filing and transfer agent fees	206	4,330	5,246	13,829	23,853
Management and administration fees	17,779	-	176,695	251,430	545,032
Mineral exploration costs (Note 4)	241,450	799,960	1,644,560	5,216,831	3,979,544
Office and general (Note 6)	53,058	108,492	232,331	302,714	613,765
Professional fees	24,924	40,595	110,173	145,667	400,347
	(566,130)	(1,092,051)	(2,613,702)	(6,238,633)	(6,484,975)
Other income
Interest income	0	11,041	3,750	61,857	68,046

Net loss	(566,130)	(1,081,010)	(2,609,952)	(6,176,776)	(6,416,929)

Basic and diluted loss per common share	(0.007)	(0.01)	(0.03)	(0.07)

Weighted average number of common shares outstanding	86,900,400	86,750,400	86,881,378	90,461,334

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended January 31, 2009 $	For the Nine Months Ended January 31, 2008 $	From April 20, 2004 (Date of Inception) to January 31, 2009 $

Cash Flows Used In Operating Activities

Net loss	(2,609,952)	(6,176,776)	(6,416,929)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation	120,000	209,293	329,293
Warrants issued for mineral properties	-	3,192,763	-
Depreciation	78,452	50,787	152,783
Accrued interest income	(3,750)	-	(11,250)
Accretion of interest on convertible note	10,080		10,080
Bad Debt	136,250	-	136,250
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in non-cash operating assets and liabilities:
Decrease (increase) in prepaid expenses	1,726	171,967	-
Decrease (increase) in other receivables	7,967	(26,476)	(6,403)
Increase in due to related parties	1,276,769	-	1,329,920
Increase (decrease) in accounts payable and accrued liabilities	543,142	7,315	838,349

Net Cash Used in Operating Activities	(439,316)	(2,571,127)	(3,603,407)

Cash Flows Used In Investing Activities
Purchase of equipment	(8,915)	(21,853)	(518,513)
Loan receivable	-	(5,625)	(125,000)

Net Cash Used In Investing Activities	(8,915)	(27,478)	(643,513)

Cash Flows From Financing Activities
Promissory notes payable	222,000	-	222,000
Convertible notes payable	200,000	-	200,000
Proceeds from common stock issuances and subscriptions	-	1,165,940	3,867,240

Net Cash From Financing Activities	422,000	1,165,940	4,289,240

Increase (Decrease) in Cash	(26,231)	(1,432,665)	42,320

Cash - Beginning	68,551	2,405,857	-

Cash - Ending	42,320	973,192	42,320

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Other Non-cash Investing and Financing Activities – Note 10

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp. (An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
From April 20, 2004 (Date of Inception) to January 31, 2009
						Deficit
				Equity		Accumulated
			Additional	Component	Common	During the
			Paid-in	of Convertible	Stock	Exploration	Donated
	Common Stock		Capital	Debt	Subscriptions	Stage	Capital	Total
	#	$	$	$	$	$	$	$

Balance – April 20, 2004 (Date of Inception)	-	-	-	-	-	-	-	-
Issuance of common shares for cash				-
at $.00001/share	144,000,000	1,440	(1,400)	-	(40)	-	-	-
Net loss for the period	-	-	-	-	-	(1,858)	-	(1,858)
Balance – April 30, 2004 (audited)	144,000,000	1,440	(1,400)	-	(40)	(1,858)	-	(1,858)
Issuance of common shares for cash
at $.00001/share	36,000,000	360	(350)	-	(10)	-	-	-
Share subscriptions received	-	-	-	-	40	-	-	40
Donated rent and services	-	-	-	-	-	-	10,500	10,500
Net loss for the year	-	-	-	-	-	(32,480)	-	(32,480)
Balance – April 30, 2005 (audited)	180,000,000	1,800	(1,750)	-	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	-	-	-	-	10	-	-	10
Donated rent and services	-	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	-	(12,690)	-	(12,690)
Balance – April 30, 2006 (audited)	180,000,000	1,800	(1,750)	-	-	(47,028)	22,500	(24,478)
Issuance of common shares for cash
at $0.00277/share	36,450,000	364	100,886	-	-	-	-	101,250
Share subscriptions received	-	-	-	-	2,600,000	-	-	2,600,000
Donated rent and services	-	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	-	(220,450)	-	(220,450)
Balance – April 30, 2007 (audited)	216,450,000	2,164	99,136	-	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $1.25 per unit (Note 8(a))	3,150,400	32	3,765,908	-	(2,600,000)	-	-	1,165,940
Share cancellation (Note 8(a))	(132,850,000)	(1,328)	1,328	-	-	-	-	-
Fair value of warrants issued for mineral properties (Note 4)	-	-	840,000	-	-	-	-	840,000
Fair value of warrants issued for services (Note 8(b))	-	-	209,293	-	-	-	-	209,293
Net loss	-	-	-	-	-	(3,539,499)	-	(3,539,499)
Balance – April 30, 2008 (audited)	86,750,400	868	4,915,665	-	-	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	150,000	1	119,999	-	-	-	-	120,000
Equity component of convertible note	-	-	-	84,026	-	-	-	84,026
Net loss	-	-	-		-	(2,609,952)	-	(2,609,952)
Balance – January 31, 2009 (unaudited)	86,900,400	869	5,035,664	84,026	-	(6,416,929)	34,500	(1,261,870)

All share  amounts  have  been  restated  to  reflect  the  36:1  reverse  share split on February 9, 2007 (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2009 (unaudited)

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

    Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations as well as reliance on related party loans and advances, and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2009, the Company has accumulated losses of $6,416,929 since inception and has a working capital deficiency of $2,341,546.  The global financial collapse of 2008 and the ensuing recession has severely restricted the ability of junior resource companies to raise equity financing which casts significant doubt on the Company’s ability to continue its exploration activities.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    Share Split

On February 9, 2007 the Company increased the number of shares of the Company's authorized share capital and correspondingly increased the number of its issued and outstanding common shares, on the basis of thirty-six (36) new shares for one (1) old share.  As a result, the Company's authorized share capital was increased from 100,000,000 common shares to 3,600,000,000 common shares, and the Company's issued and outstanding common stock was increased from 6,012,500 common shares to 216,450,000 common shares. The par value of the Company's common shares, which is $0.00001 per common share, has not changed.  All references to number of shares outstanding and per share amounts, including loss per share have been restated to give retroactive effect to the stock split, unless otherwise noted.

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

3.        Loan Receivable

During the year ended April 30, 2007, $125,000 was advanced to a property vendor under a failed property acquisition agreement.  This amount is secured by an interest in another company, bears interest at 6% simple interest per annum, and was repayable on March 12, 2008.  During the nine months ended January 31, 2009 the Company recognized a bad debt relating to this loan in its full principal amount plus accrued interest of $136,250. During the nine months ended January 31, 2009, interest of $3,750 (2007 - $5,625) has been accrued on this note.

4.        Mineral Properties

Pursuant to an agreement dated April 12, 2007 and effective on May 7, 2007, the Company agreed to the terms and conditions of a mineral property acquisition agreement between the Company and various third parties pursuant to which the vendors agreed to transfer a 100% undivided legal, beneficial and registerable interest in and to six separate mineral property projects, totaling approximately 27,294 acres in Chile, 6,822 acres in Mexico, and a further 4,940 acres located in Peru (the “Mineral Property Acquisition Agreement”).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2009 (unaudited)

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
			39,056

In order to complete the acquisitions, wholly-owned subsidiaries in each of Peru, Chile, and Mexico were incorporated by the Company between May and July 2007 to beneficially hold property titles in each country.  As consideration, a founding shareholder of the Company agreed to sell an aggregate of 35,500,000 restricted common shares to the vendors at a purchase price of US$0.00001 per common share, the Company agreed to enter into certain consulting arrangements for management and administration of exploration activities with certain agents to the vendors of the properties, and the Company further agreed to pay all regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing. The Company is in the process of establishing and transferring to the wholly-owned subsidiaries its various and newly acquired property interests.

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

Mineral exploration costs by area of exploration expensed during the nine months ended January 31, 2009 were as follows:

Nine months ended January 31, 2009
Chile
Drilling	$285,137
Field supplies	53,413
Geological, mapping and survey	593,835
Property maintenance	145,651
Site administration	384,537
Travel	78,781
1,541,354
Peru
Field supplies	-
Geological, mapping and survey	-
Property maintenance	-
Site administration	50,967
Travel	4,033
55,000
Mexico
Geological, mapping and survey	-
Property maintenance	-
Site administration	48,200
48,200
Total	$1,644,554

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2009 (unaudited)

4.        Mineral Properties - continued

The Company shares operating offices in Copiapó, Chile, Arequipa, Peru, and Tucson, AZ with Pacific Copper Corp., a Delaware public company.  Certain directors and management of the Company also act as officers, directors, and management of Pacific Copper Corp (refer to Note 6).

5.        Equipment

Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.

	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
	January 31, 2009	January 31, 2009	January 31, 2009	April 30, 2008
North America
Computers	$7,020	$3,964	$3,056	$5,304

South America and Mexico Computers	3,315	1,312	2,003	2,832
Furniture	12,639	3,075	9,564	11,497
Exploration equipment	14,204	4,005	10,199	12,482
Vehicles	105,752	22,035	83,717	89,625
Earth moving equipment	375,583	118,391	257,192	313,527
	511,493	148,818	362,675	429,963

Total	$518,513	$152,782	$365,731	$435,267

6.        Related Party Transactions

During the nine months ended January 31, 2009, the Company incurred the following amounts to officers, directors, and other related parties to the Company:

a)
incurred $60,000 (2008 - $60,000) to a director and officer of the Company for geological services rendered; $60,000 was owed this director at January 31, 2009 (April 30, 2008 - $15,000), with such costs recorded as mineral exploration costs;

b)
incurred to a company related to director and officer of the Company $60,000 (2008 - $80,000) for management of South American exploration with such costs recorded as mineral exploration costs.  At January 31, 2009, $355,613 (April 30, 2008 – $26,695) was owed to this company for unpaid fees, reimbursement of expenses, and payment of $48,200 to another director  for administration of the Mexican property;

c)	paid a director and officer of the Company $118,417 (2008 - $71,933) for management services with respect to the administration of the Company;

d)	paid an officer of the Company $28,878 (2008 - $10,118) for administrative consulting services;

e)
the Company incurred a total of $964,307 (2008 - $356,083) to a private Chilean company that provides exploration services to the Company in Chile and has a director in common, of which $914,307 was owed at January 31, 2009 (April 30, 2008 - $nil) with such costs recorded as exploration costs in Chile, South America;

The Company participates in a cost sharing arrangement with another public company, Pacific Copper Corp. with three directors in common with the Company and shares South American operating offices. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. During the nine months ended January 31, 2009, a total of $427,000 (2008 - $0) was advanced to the Company from Pacific Copper Corp. by way of demand promissory notes. As at January 31, 2009, $222,000 (April 30, 2008 - $nil) remains outstanding to Pacific Copper Corp.  This amount is unsecured, bears no interest and is repayable on demand.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2009 (unaudited)

6.        Related Party Transactions - continued

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company with two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at January 31, 2009, the gross value of the guarantee was $247,295.  The Company currently pays approximately $4,100 per month relating to the Company’s Tucson office under an informal month-to-month arrangement.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

7.        Convertible Note

The Company issued $200,000 in a 6% convertible note with a term to October 31, 2010 convertible into units at $0.16 per unit for a period of two years.  Each unit is comprised of one common share and one share purchase warrant exercisable for at $0.25 per share for a two year term from the date of conversion. The convertible debt was allocated between its debt and equity components on a relative fair value basis with the fair value of the debt portion ($115,974) being determined based on an estimated fair value interest rate of 15% and the fair value of the equity portion ($84,026) being determined using the Black-Scholes pricing model for the embedded share and warrant issuable upon conversion, and utilizing an expected life of 2 years, a risk free interest rate average of 1.56%, a dividend yield of 0%, and an expected volatility of 140%.  The Company will record further interest expense above the stated 6% per annum rate over the term of the convertible note of $84,026 resulting from the difference between the stated value and carrying value at the date of issuance using the effective interest rate method.  At January 31, 2009, $10,079 in accretion interest has been recorded corresponding to an aggregate convertible note carrying value at that date of $126,053.

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

On May 31, 2008, the Company issued 150,000 common shares valued at $120,000 to a third party pursuant to a financial advisory consulting services agreement effective for a six month term. The Company has fully amortized $120,000 relating to this services agreement in the nine months ended January 31, 2009.

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2009 (unaudited)

8.        Capital Stock - continued

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007	-	-	-
Granted during the year	8,721,200	1.07	2.00
Balance, April 30, 2008	8,721,200	1.07	1.22
Granted, exercised, expired during the period	-	-	-
Balance, January 31, 2009	8,721,200	1.07	0.46

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

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company with two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at January 31, 2009, the gross value of the guarantee was $247,295.  The Company currently pays approximately $4,100 per month relating to the Company’s Tucson office under an informal month-to-month arrangement.

10.      Non-cash Investing and Financing Activities

During the nine months ended January 31, 2009, the Company issued 150,000 common shares valued at $120,000 in connection with a financial advisory consulting services agreement effective for a six month term.

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

The global financial collapse of 2008 and the ensuing recession has severely restricted the ability of junior resource companies to raise equity financing which casts significant doubt on the Company’s ability to continue its exploration activities.

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

As of the date of this Quarterly Report, we have paid and will continue to pay to, or on the Vendors' behalf, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests comprising the Property and any underlying option agreements respecting any of the mineral property interests comprising the Property in good standing through the calendar year of 2009.

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

Escondida Project, Copiapó, Chile

We have acquired a 100% interest in approximately 5,063 acres of exploration properties which covers the Escondida property. The Escondida precious metals project is located in Chile's 3rd Region, (or Atacama Region), 20 kilometers south of the port city of Caldera, and approximately 65 kilometers from Copiapó, the region's capital, along 40 kilometers of the paved Pan American highway, and 25 kilometers of improved graded secondary roads, all of which are maintained by the Chilean government. We have been recently conducting lab gravity concentration tests for recovery of gold, silver and platinum group metals, and leaching tests for recovery from gold and silver concentrates. Mapping and exploratory drilling are other concurrent exploratory initiatives.  An option agreement for the joint development of this property has been executed with Michael Kobler (see “Escondida Option Agreement”), but the option has at the date of this Quarterly Report has been terminated.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the nine month period ended January 31, 2009 and January 31, 2008, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following table sets forth selected financial information for the periods indicated.

	Nine Month Periods Ended January 31, 2009 and January 31, 2008		For the Period from April 20, 2004 (inception) to January 31, 2009
	2009	2008
Expenses
Bad Debt	$136,250	-	$136,250
Consulting	229,995	257,375	607,901
Depreciation	78,452	50,787	152,783
Donated services	-0-	-0-	25,500
Filing and transfer agent fees	5,246	13,829	23,853
Management and administration fees	176,695	251,430	545,032
Mineral exploration costs	1,644,560	5,216,831	3,979,544
Office and general	232,331	302,714	613,764
Professional fees	110,173	145,667	400,348
Total Expenses	$(2,613,702)	$(6,238,633)	$(6,484,975)
Other Income
Interest	3,750	61,857	68,046
Net Loss	$(2,609,952)	$(6,176,776)	$(6,46,929)

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

Nine Month Period Ended January 31, 2009 Compared to Nine Month Period Ended January 31, 2008

Our net loss for the nine month period ended January 31, 2009 was ($2,609,952) compared to a net loss of ($6,176,776) during the nine month period ended January 31, 2008 (a decrease of $3,566,824). During the nine month periods ended January 31, 2009 and 2008, we did not generate any revenue.

During the nine month period ended January 31, 2009, we incurred expenses of $2,613,702 compared to $6,238,633 incurred during the nine month period ended January 31, 2008 (a decrease of $3,624,931). These expenses incurred during the nine month period ended January 31, 2009 and January 31, 2008 consisted of: (i) consulting of $229,995 (2008: $257,375); (ii) depreciation of $78,452 (2008: $50,787); (iii) filing and transfer agent fees of $5,246 (2008: $13,829); (iv) management and administration of $176,695 (2008: $251,430); (v) mineral exploration costs of $1,644,560 (2008: $5,216,831); (vi) office and general of $232,331 (2008: $302,714); (vii) professional fees of $110,173 (2008: $145,667); and (viii) bad debt expense of $136,250 (2008:  $0) owing to a loan in default and potential loan loss provisions.

Expenses incurred during the nine month period ended January 31, 2009 compared to the nine month period ended January 31, 2008 decreased primarily due to the decrease in mineral exploration cost spending and more limited exploration budgets. The higher mineral exploration costs incurred in 2007/2008 related to the acquisition of our Property in South America and Mexico and initial exploration initiatives across a range of prospects. Management and administration fees also decreased corresponding with streamlining efforts and lower spending in the nine months ended January 31, 2009 as compared with the same nine month period in the preceding year. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Expenses incurred during the nine month period ended January 31, 2009 of $2,613,702 were offset by interest income of $3,750 (2008: $61,857) resulting in a net loss of ($2,609,952) (2008: ($6,176,776).

Our net loss during the nine month period ended January 31, 2009 was ($2,609,952) compared to a net loss of ($6,176,776) during the nine month period ended January 31, 2008. Our net loss during the nine month period ended January 31, 2009 was ($0.03) per share compared to a net loss ($0.07) per share during the nine month period ended January 31, 2008. The weighted average number of shares outstanding was 86,881,378 for the nine month period ended January 31, 2009 compared to 90,461,334 for the nine month period ended January 31, 2008 (as increased by the forward stock split effective February 9, 2007 on a thirty six for one (36:1 basis).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

RESULTS OF OPERATION - continued

Three Month Period Ended January 31, 2009 Compared to Three Month Period Ended January 31, 2008

Our net loss for the three month period ended January 31, 2009 ($566,130) compared to a net loss of ($1,081,010) during the three month period ended January 31, 2008 (a decrease of $514,880). During the three month periods ended January 31, 2009 and 2008, we did not generate any revenue.

During the three month period ended January 31, 2009, we incurred expenses of $566,130 compared to $1,092,051 incurred during the three month period ended January 31, 2008 (a decrease of $525,921). These expenses incurred during the three month period ended January 31, 2009 consisted of: (i) consulting of $66,263 (2008: $115,128); (ii) depreciation of $26,200 (2008: $23,546); (iii) filing and transfer agent fees of $206 (2008: $4,330); (iv) management and administration of $17,779 (2008: $-0-); (v) mineral exploration costs of $241,450 (2008: $799,960); (vi) office and general of $53,058 (2008: $108,492); (vii) professional fees of $24,924 (2008: $40,595); and bad debt expense of $136,250 (2008:  $0) owing to a loan in default and potential loan loss provisions.

Expenses incurred during the three month period ended January 31, 2009 compared to the three month period ended January 31, 2008 decreased primarily due to the decrease in mineral exploration cost spending and more limited exploration budgets.

Expenses incurred during the three month period ended January 31, 2009 of $566,130 were not offset by interest income in the quarter (2007: $11,041) resulting in a net loss of ($566,130) (2008: ($1,081,010).

Our net loss during the three month period ended January 31, 2009 was ($566,130) compared to a net loss of ($1,081,010) during the three month period ended January 31, 2008. Our net loss during the three month period ended January 31, 2009 was ($0.007) per share compared to a net loss ($0.01) per share during the three month period ended January 31, 2008. The weighted average number of shares outstanding was 86,900,400 for the three month period ended January 31, 2009 compared to 86,750,400 for the three month period ended January 31, 2008 (as increased by the forward stock split effective February 9, 2007 on a thirty six for one (36:1 basis).

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended January 31, 2009

As at the nine month period ended January 31, 2009, our current assets were $48,723 and our current liabilities were $2,390,269, which resulted in a working capital deficiency of ($2,341,546). As at the nine month period ended January 31, 2009, current assets were comprised of: (i) $42,320 in cash; and (ii) $5,403 in other receivables. As at the nine month period ended January 31, 2009, current liabilities were comprised of: (i) $838,349 in accounts payable and accrued liabilities; (ii) $1,329,920 due to related parties; and (iii) $222,000 in promissory notes.

As at the nine month period ended January 31, 2009, our total assets were $1,687,180 comprised of: (i) $48,723 in current assets; (ii) $365,730 in valuation of equipment (net of accumulated depreciation); and (iii) $1,272,727 in valuation of mineral properties compared to total assets of $1,925,141 as at fiscal year ended April 30, 2008. The decrease in total assets during the nine month period ended January 31, 2009 from fiscal year ended April 30, 2008 was primarily due to the decrease in cash and loan loss provisions of a loan currently in default. As at fiscal year ended April 30, 2008, there was also $1,729 in prepaid expenses relating to legal retainer subsequently returned during the current fiscal year.

As at the nine month period ended January 31, 2009, our total liabilities were $2,949,050 comprised of: (i) $2,390,269 in current liabilities; (ii) $126,053 in convertible notes; and (iii) $432,727 in deferred income tax liability. The increase in liabilities during the nine month period ended January 31, 2009 from fiscal year ended April 30, 2008 was primarily due to the incurrence of promissory notes, significant increases in amounts due to related parties, (see “ – Material Commitments”), an increase in accounts payable and accrued liabilities, and an increase in convertible notes.

Stockholders’ equity (deficit) decreased from $1,144,056 for fiscal year ended April 30, 2008 to ($1,261,870) for the nine month period ended January 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended January 31, 2009, net cash flows used in operating activities was ($439,316) consisting primarily of a net loss of ($2,609,952). Net cash flows used in operating activities was adjusted by $120,000 for non-cash fees, $78,452 for depreciation, $10,080 in accretion of interest on convertible note, and ($3,750) for accrued interest income. Net cash flows used in operating activities was further changed by a decreases of $543,142 in accounts payable and accrued liabilities, $1,726 in prepaid expenses, $7,967 in other receivable, and by an increase of $1,276,769 in amounts due to related parties. For the nine month period ended January 31, 2008, net cash flows used in operating activities was ($2,571,127) consisting primarily of a net loss of ($6,176,776), and adjusted by $209,293 in stock based compensation, $3,192,763 in warrants issued for mineral properties and $50,787 for depreciation. Net cash flows used in operating activities was further changed by a decrease of $171,967 in prepaid expenses, and an increase of $26,476 in other receivables and $7,315 in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the nine month period ended January 31, 2009, net cash flows used in investing activities was ($8,915) consisting of purchase of equipment. For the nine month period ended January 31, 2008, net cash flows used in investing activities was ($27,478) consisting of $21,853 in purchase of equipment and $5,625 in loan receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and other debt instruments. For the nine month period ended January 31, 2009, net cash flows provided from financing activities was $422,000 compared to $1,165,940 for the nine month period ended January 31, 2008. Cash flows from financing activities for the nine month period ended January 31, 2009 consisted of $222,000 from issuance of promissory notes and $200,000 in convertible notes payable. Cash flows from financing activities for the nine month period ended January 31, 2008 consisted of $1,165,940 in proceeds from common stock issuances and subscriptions.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities, debt instruments, and related party loans. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) exploration of mineral properties; (ii) mapping, exploration, and possible drilling initiatives on current properties and future properties; and (iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, debt issuances and convertible debt issuances, and related party loans. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Related Party Promissory Notes and Loans

We participated in a cost sharing arrangement with another public company, Pacific Copper Corp. with three directors in common with us and shares South American operating offices. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. During the nine month period ended January 31, 2009, a total of $427,000 (2008 - $-0-) was advanced to us from Pacific Copper Corp. by way of demand promissory notes  This amount is unsecured, bears no interest and is repayable on demand. As at January 31, 2009, $222,000 remains outstanding to Pacific Copper Corp.

We incurred a total of $964,307 (2008 - $356,083) to a private Chilean company that provides exploration services to us in Chile and has a director in common, of which $914,307 was owed at January 31, 2009 (April 30, 2008 - $nil) with such costs recorded as exploration costs in Chile, South America.

Promissory Notes

We issued $200,000 in 6% promissory notes with a term to October 31, 2010 convertible into units at $0.16 per unit for a period of two years (the “Unit”). Each Unit is comprised of one share of restricted common stock and one share purchase warrant exercisable at $0.25 per share for a two-year period effective from the date of conversion. At January 31, 2009, $10,079 in accretion interest was recorded.

Lease Agreement Guarantor and Administrative Services Agreement

We are a guarantor of a lease agreement effective September 1, 2007 that obligates us under conditions of default by a related party lessee (a company with two directors in common with us), to pay for the entire lease relating to our Tucson office until the end of the lease term through October 31, 2010 or as amended and renewed. As at January 31, 2009, the gross value of the guarantee was $247,295. As of the date of this Quarterly Report, we pay approximately $4,100 per month relating to our Tucson office under a now formalized agreement dated for reference November 15, 2008, with Kriyah Consultants, LLC, which our President is the managing director (the “Kriyah Services Agreement”).  Kriyah Consultants, LLC provides some office related, administrative, and bookkeeping functions for the Company for a contractual term ending September 15, 2009, renewable annually. The Company pays Kriyah Consultants, LLC $2,500 per month plus allocations of direct third party costs incurred. The Kriyah Services Agreement may be cancelled by either party with 60 days notice.

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

Chile Operator Agreement

The Company ratified an agreement dated for reference November 15, 2008 between the Company and Gareste Limitada of Chile for precious metals exploration services carried out for the Company in Chile (the “Chile Operator Agreement”).  Gareste Limitada has an officer and director in common with the Company, and provides services to the Company from third party contractors without mark up.  The Company has received certain loans from Gareste for third party charges incurred and such loans are included as related party advances in the financial statements for the nine months ended January 31, 2009. Gareste Limitada has acted as Chilean operator to the Company’s exploration efforts in Chile; the Chile Operator Agreement formalizes verbal arrangements previously in place to provide all exploration services for the Company’s projects in Chile.

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

Current Economic Conditions

During 2008, particularly in the fourth quarter, the ongoing global credit crisis and economic weakness have made for extremely volatile capital markets characterized by plunging equity and commodity prices and an environment in which few opportunities exist to raise additional capital.  The Company has taken precautions where it can, and implemented initiatives to preserve its cash requirements.  The Company has several commitments in the future (this coming year and beyond) on its mineral properties and the Company may be forced to abandon and write-off these properties if the Company does not have the means to meet these commitments, or does not feel it is fiscally prudent to do so.  However, the Company currently has sufficient cash to meet all prospect based land maintenance fees during fiscal 2009 and does not believe that any additional write-down of its mineral properties are required at this time.  The Company will be reviewing its mineral property commitments as well as its capital position on an ongoing basis during fiscal 2009 and may abandon additional properties when obligations become due if management deems it necessary in order to maintain the long-term viability of the Company.

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

As of April 30, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses, and that the scale of operations did not warrant a more elaborate system.  For a more complete description of issues hereto, please refer to Form 10KSB/A filed on September 15, 2008 for the year ended April 30, 2008.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and our chief financial officer to allow for timely decisions regarding required disclosure.

As of January 31, 2009, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective owing to weaknesses described in our internal control over financial reporting reported as at April 30, 2008 to provide reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Management believes that the material weaknesses set forth in items above did not have an effect on our financial results.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 4.  CONTROLS AND PROCEDURES - continued

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES - continued

Changes in Internal Control over Financial Reporting

We are committed to improving our financial organization. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes this fiscal year include more active participation by assigned directors in both audit and compensation committees that form part of internal control procedures.  In addition, the directors have authorized the development of corporate governance manual and procedures.  A schedule of increased board meetings to review corporate development initiatives has also been instituted.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine month period ended January 31, 2009, we issued an aggregate of 150,000 shares of our restricted common stock valued at $120,000 to Surfside in accordance with the terms and provisions of the Consulting Services Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZORO MINING CORP.

Dated: March 16, 2009	By:	/s/ ANDREW BRODKEY
Andrew Brodkey, President/Chief
Executive Officer

Dated: March 16, 2009	By:	/s/ JAS BUTALIA
Jas Butalia, Chief
Financial Officer