Form 10-Q/A
period 2009-01-31
Zoro Mining Corp.
filed 2009-03-23
CIK 1329484

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q /A First Amendment

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

As of the date of this Quarterly Report, we have paid and will continue to pay to, or on the Vendors' behalf, all underlying option, regulatory and governmental payments and assessment work required to keep the mineral property interests comprising the Property and any underlying option agreements respecting any of the mineral property interests comprising the Property in good standing . These costs have been paid through the calendar year of 2009.

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

It was proposed that at the time Kobler earned the undivided 50% interest in the Escondida Property, we would have entered into a joint venture agreement with Kobler. At the date of this Quarterly Report, the Option Agreement was terminated  and the joint venture funding prospects relating to the Escondida Property will not be consummated.

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

The following table sets forth selected financial information for the periods indicated.

	Nine Month Periods Ended January 31, 2009 and January 31, 2008		For the Period from April 20, 2004 (inception) to January 31, 2009
	2009	2008
Expenses
Bad Debt	$136,250	-	$136,250
Consulting	229,995	257,375	607,901
Depreciation	78,452	50,787	152,783
Donated services	-0-	-0-	25,500
Filing and transfer agent fees	5,246	13,829	23,853
Management and administration fees	176,695	251,430	545,032
Mineral exploration costs	1,644,560	5,216,831	3,979,544
Office and general	232,331	302,714	613,764
Professional fees	110,173	145,667	400,348
Total Expenses	$(2,613,702)	$(6,238,633)	$(6,484,975)
Other Income
Interest	3,750	61,857	68,046
Net Loss	$(2,609,952)	$(6,176,776)	$(6,416,929)

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

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended January 31, 2009

As at the nine month period ended January 31, 2009, our current assets were $48,723 and our current liabilities were $2,390,269, which resulted in a working capital deficiency of ($2,341,546). As at the nine month period ended January 31, 2009, current assets were comprised of: (i) $42,320 in cash; and (ii) $ 6 ,403 in other receivables. As at the nine month period ended January 31, 2009, current liabilities were comprised of: (i) $838,349 in accounts payable and accrued liabilities; (ii) $1,329,920 due to related parties; and (iii) $222,000 in promissory notes.

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

As at the nine month period ended January 31, 2009, our total liabilities were $2,949,050 comprised of: (i) $2,390,269 in current liabilities; (ii) $126,05 4 in convertible notes; and (iii) $432,727 in deferred income tax liability. The increase in liabilities during the nine month period ended January 31, 2009 from fiscal year ended April 30, 2008 was primarily due to the incurrence of promissory notes, significant increases in amounts due to related parties, (see “ – Material Commitments”), an increase in accounts payable and accrued liabilities, and an increase in convertible notes.

Stockholders’ equity (deficit) decreased from $1,144,056 for fiscal year ended April 30, 2008 to $1,261,870 for the nine month period ended January 31, 2009.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report , as amended,  to be signed on its behalf by the undersigned, thereunto duly authorized.

ZORO MINING CORP.

Dated: March 23 , 2009	By:	/s/ ANDREW BRODKEY
Andrew Brodkey, President/Chief
Executive Officer

Dated: March 23 , 2009	By:	/s/ JAS BUTALIA
Jas Butalia, Chief
Financial Officer