Form 10-K
period 2009-04-30
Zoro Mining Corp.
filed 2009-08-12
CIK 1329484

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

Commission File No. 333-127388

Zoro Mining Corp. (Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 North Campbell Avenue #110 Tucson, Arizona 85719 (Address of principal executive offices)

(520) 299-0390 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filed, unaccelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” , “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuers revenues for its most recent fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. July 27, 2009: $1,647,509

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of July 27, 2009
Common Stock, $0.00001	4,345,014*

*Decreased from 86,900,400 shares of common stock to 4,345,014 shares of common stock based upon the reverse stock split of one new share for each twenty old shares issued and outstanding effected on the market as of April 22, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the “Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

N/A

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ZORO MINING CORP.
Form 10-K

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Zoro Mining Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Zoro Mining Corp. was incorporated under the laws of the State of Nevada on April 20, 2004 under the name “Rochdale Mining Corp”. Effective March 19, 2007, we merged with a wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of merger filed with the Nevada Secretary of State. The merger was in the form of a parent/subsidiary merger with Rochdale Mining Corp. as the surviving corporation. Upon completion of the merger, our corporate name was changed to “Zoro Mining Corp.” and our Articles of Incorporation were amended to reflect this name change. As of the date of this Annual Report, we are engaged in the acquisition and exploration of mineral properties located in South America and Mexico.  We currently have interests in an aggregate of approximately 32,234 gross acres located in Chile and Peru, and a further 6,822 gross acres located in Mexico, targeting gold, copper and platinum. After the effective date of our registration statement filed with the Securities and Exchange Commission (November 1, 2007), we commenced trading on the Over-the-Counter Bulletin Board. Our current symbol is “ZORM.OB”.

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

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Zoro Mining," refers to Zoro Mining Corp.

Subsidiaries

During May 2007 through July 2007 and in accordance with applicable local laws and regulations in Chile, Peru and Mexico, we incorporated three wholly-owned subsidiaries in Chile, Peru and Mexico as follows: Sociedad Zoro Chile Limitada, in Chile, South America; Zoro Mining SAC, in Peru, South America; and Aravena Mexicana, SA in Mexico. We have completed property transfers in Chile, and have prepared for the transfer of title to our property interests in Peru to Zoro Mining SAC pending payment of required fees.  Property transfers in Mexico are pending from Aravena Internacional SA to Aravena Mexicana SA in Mexico pending the payment of required fees.

Transfer Agent

Our transfer agent is Transfer Online, Inc. of 317 SW Alder Street, 2nd Floor, Portland, Oregon 97204.

ITEM 1. BUSINESS - continued

RECENT DEVELOPMENTS

April 2009 Reverse Stock Split

On March 20, 2009, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a reverse stock split of one new share for twenty old shares (1:20) of our total issued and outstanding shares of common stock (the “Reverse Stock Split”). Each of our shareholders holding twenty shares of old common stock have received in lieu thereof one share of our new common stock.

The Reverse Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Reverse Stock Split was in our best interests and of the shareholders. The Board of Directors considered certain factors regarding the Reverse Stock Split including, but not limited to: (i) current trading price of our shares of common stock on the OTC Bulletin Board and potential to increase the marketability and liquidity of our common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; and (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets.

The Reverse Stock Split was effectuated upon filing the appropriate documentation with the Financial Industry Regulation Authority (“FINRA”). The Reverse Stock Split decreased issued and outstanding shares of common stock from 86,900,400 to approximately 4,345,014 shares of common stock.

Certificate of Change to Authorized Capital

On April 22, 2009, our Board of Directors approved the filing with the Nevada Secretary of State a certificate of change to decrease our authorized capital structure commensurate with the decrease of our shares pursuant to the Reverse Stock Split. Therefore, as of the date of this Annual Report, our authorized capital structure has been decreased from 3,600,000,000 shares of common stock to 180,000,000 shares of common stock of common stock, par value of $0.00001.

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

ITEM 1. BUSINESS - continued

MINERAL PROPERTY ACQUISITION AGREEMENT

In order to complete the acquisition of the Property, three wholly-owned subsidiaries in each of Peru, Chile and Mexico were incorporated by us to beneficially hold property titles in each country in order to comply with all applicable laws relating thereto. As of the date of this Annual Report, all properties have been transferred to our respective wholly-owned subsidiaries in each of Chile, while Peru Property related interests have been executed for transfer by the Vendors and have been submitted to Zoro’s Peruvian subsidiary’s (Zoro Mining SAC) property transfer notary to complete the transfer. Property transfers in Mexico are pending from Aravena Internacional SA to Aravena Mexicana SA in Mexico pending the payment of required fees.  In order to complete the acquisition of the Property, we further caused one of our existing founding shareholders to sell an aggregate of 35,500,000 restricted shares of Common Stock held of record by such shareholder to the Vendors at an aggregate purchase price of U.S. $0.00001 per common share.

On May 18, 2007, we issued an aggregate 4,670,000 pre reverse split warrants to purchase shares of our restricted common stock at a price of $0.70 per share for an exercise term until May 18, 2009 for finders’ fees in connection with the Property, of which 808,500 pre reverse split warrants were issued to our Chief Executive Officer/President.   These warrants have expired according to their terms at the date of this Annual Report.

As of the date of this Annual Report, we have paid and will continue to pay to, or on the Vendors' behalf, all underlying regulatory, maintenance, and governmental payments and assessment work required to keep the mineral property interests comprising the Property and any underlying option agreements respecting any of the mineral property interests comprising the Property in good standing through the calendar year of 2009. The Company has been concentrating its exploration initiatives primarily in Peru on its 4,942 acre Yura gold prospect located near Arequipa, Peru and on its 14,830 acre Don Beno gold and copper project near Copiapo, Chile.

Impairment of Certain Acquisition Costs

The Company has impaired acquisition costs in the amount of $311,406 (net of deferred tax recovery of $160,423) during the year ended April 30, 2009 related to certain Mexican and Chilean properties not explored to date.  The decision to impair these costs were based on management’s expectation of exploration priorities on certain of its targets in Chile and Peru, current financial market conditions, limited exploration budgets, and lack of explorations undertaken to date on certain properties acquired. The properties where acquisition costs were impaired included the Company’s Las Animas claims in Mexico, and Rio Sur and Costa Rica claims in Chile.  In addition, the Company has impaired acquisition costs in the amount of $164,988 (net of deferred tax recovery of $56,096) during the year ended April 30, 2009 related to its Escondida, Chile property where annual claims renewal has not be completed, notwithstanding management’s intention to do so. The Company intends to keep all properties impaired during the year ended April 30, 2009 in good standing for future exploration and development.

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

As of September 9, 2008, we had completed Phase I, a 1930 meter (5,790 feet) diamond drilling program at Don Beno. This first-phase program included eight holes designed to drill initial targets identified from a geophysical I.P. survey finalized in April, 2008 by HydroGeophysics of Tucson, Arizona. The eight holes ranged in depth from 116 to 690 meters, and encountered mineralized sulfide zones which closely correlated to the interpretations of the two largest IP anomalies identified by the geophysical survey. The largest anomaly measured 2 by 4 km in size. In particular, one of the drill holes intersected over 200 meters of the Nantoco formation, a calcareous, volcaniclastic sedimentary black shale unit which is known to host gold and precious metal mineralization in the immediate area.  Assay results from Zoro’s Phase I diamond drilling program are pending.

ITEM 1. BUSINESS - continued

MINERAL PROPERTY ACQUISITION AGREEMENT - continued

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

Work Conducted During the Year Ended April 30, 2009

The Company concentrated to a great extent on exploration activities relating to the Don Beno Project in Chile during the year. Work conducted included the following:

•	Several hundred geochemical samples were taken both on a reconnaissance and grid basis. Preliminary geological reports were compiled,

•	Surface anomalies were plotted on grid maps,

ITEM 1. BUSINESS - continued

MINERAL PROPERTY ACQUISITION AGREEMENT - continued

•	13 geophysical lines totaling nearly 40 kilometers were processed by Hydro-Geophysics of Tucson, Arizona for induced polarization and resistivity readings,

•	Several I.P. anomaly targets were discovered, including two near surface large anomalies, and several smaller anomalies at various sub-surface depths,

•	A 2,000 meter diamond coring drill program consisting of 8 drill holes was carried out from July, 2008 through September, 2008 to test the two large near surface anomalies,

•	Cuttings from two previous reverse air chip drill holes were partially logged and sampled,

•	Recovered core was field logged, and a few selected samples from each drill hole sent for preliminary analysis of precious and base metals,

•	A preliminary surface geological map was completed,

•	Four geologists participated in sampling, mapping, and core logging under the guidance of Zoro Senior geologist, Dr. David Hackman,

There are still tasks relating to first phase drilling still pending.  The drilling did identify potentially large spread, low gold and silver values throughout the drill targets, particularly in the carbonaceous sediments.  The results require funding to fully analyze, but were sufficiently encouraging to continue exploration of this prospect.

Escondida Project, Copiapó, Chile

We have acquired a 100% interest in approximately 5,063 acres of exploration properties which covers the Escondida property. The Escondida precious metals project is located in Chile's 3rd Region, (or Atacama Region), 20 kilometers south of the port city of Caldera, and approximately 65 kilometers from Copiapó, the region's capital, along 40 kilometers of the paved Pan American highway, and 25 kilometers of improved graded secondary roads, all of which are maintained by the Chilean government. We have been recently conducting lab gravity concentration tests for recovery of gold, silver and platinum group metals, and leaching tests for recovery from gold and silver concentrates. Mapping and exploratory drilling are other concurrent exploratory initiatives.  An option agreement for the joint development of this property had been executed with Michael Kobler (see “Escondida Option Agreement”), but the option has at the date of this Annual Report lapsed.

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

It was proposed that at the time Kobler earned the undivided 50% interest in the Escondida Property, we would have entered into a joint venture agreement with Kobler. At the date of this Annual Report, the Option Agreement has lapsed and the joint venture funding prospects relating to the Escondida Property will not be consummated.

Work Conducted During the Year Ended April 30, 2009

Work conducted during the year included the following:

•	Work was carried out in September and October, 2008, coincided with the world recession which caused the suspension of the preliminary 1st phase trenching and sampling program.

ITEM 1. BUSINESS - continued

MINERAL PROPERTY ACQUISITION AGREEMENT - continued

•
A total of 36 trenches were excavated over a large section of the Escondida claims, averaging 2 to 3 meters in depth.  42 samples were split in the field, with two splits returned to Zoro, which was analyzed via fire assay; the other split sent to Company offices in Mexicali for subsequent metallurgical testing,

•
The splits sent to Jacobs showed 12 of the trenches carrying substantial gold and silver credits along a NE-SW trending drainage which is probably fault induced.  The majority of the other trenches showed anomalous gold-silver values,

•
From November through April, two Mexican based groups were contracted.  Both used highly sensitive satellite imaging to identify near surface hydrothermal mineralization typically associated with precious metals mineralization.  In addition, several near surface mafic formations were identified, which may be probable source rocks for the disseminated precious metals,

•
Composites from the higher grade trenches, plus from two reverse circulation holes down to 30 meters depth were processed using high temperature smelting with excellent results, indicating not only substantial recovery of gold and silver, but also platinum group metals,

•
Independent tests are being completed by a series of 3rd party laboratories.  One US based lab, with extensive pgm recovery and processing experience, has already confirmed initial results.  A second test was run on the composites for confirmation.  The 3rd party results if confirmed will support further project development.

The Yura Project, Arequipa, Peru

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

The hosted veins are largely found between 1,200 to 2,400 meters above sea level, and weather is favorable for all year mining. The Chili and Yura rivers converge on the southern portion of the properties, forming the Vitor River. These rivers drain along deep faults which expose the batholith to depths of 300 meters, and up to 600 meters on the southwestern portion of the property. Some of the veins are traceable downs strike at or near the river bottom. Taken together, the horizontal and vertical relief presents a rough 3 dimensional view of potential ore deposits. The veins are mother lode fault emplacement, many of which are vertical to semi-vertical, with long strikes traceable over hundreds of meters, and in some cases more than a kilometer.

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

Mineralization

The quartz veins at Yura are deemed by management to be of meso-thermal origin, similar to the mother lode veins of California's Sierra Nevada. It is expected that these veins will have extreme depths. None of the meso-thermal veins which have been mined in the province of Arequipa have bottomed out, some having reached depths of over 3,000 feet. Another favorable and typical characteristic of meso-thermal veins is that they tend to have continuous gold mineralization, even down to extreme depths.

ITEM 1. BUSINESS - continued

MINERAL PROPERTY ACQUISITION AGREEMENT - continued

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

Hand Panning. A number of the veins have been checked by hand panning, using one of the local "informal" miners as they are known in Peru, and who are generally proficient at guestimating gold grades by eyeballing the gold tail left after panning. This method is particularly useful for obtaining a quick ballpark field assay.

Potential Delineation of Mineral Deposits

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

Development Plan

We intend to contract in the future with Boulder Resources, a third party company with a nearby  processing facility that currently has a mining camp near the Yura property's Mercedes vein. In addition, we are building roads in the area for truck access. Boulder Resources may provide equipment and personnel for future minerals bulk testing from the property. Excavated minerals  would be sampled, trucked, and milled on a toll basis at the Boulder Resources processing plant some 70 kilometers to the east, at its full service, permitted processing plant. Preliminary rights have also been obtained to bulk test as much as 3,000 cubic meters per day of water near the Yura mines, and surface rights are in the process of being obtained for possible plant erection. In work conducted on the claims to date, two access portals have been constructed on the Yura property's Mercedes vein at interim levels, one being 60 meters in elevation above the other. Benches have been cut back into the hillside above the portals, and on the top level more than 60 meters of tunnel drifted horizontally at a minus 7% grade.  Peru located project exploration initiatives were limited this year due to limited exploration budgets available due to the global recession.

ITEM 1. BUSINESS - continued

MINERAL PROPERTY ACQUISITION AGREEMENT - continued

Work Conducted During the Year Ended April 30, 2009

Work conducted during the year included the following:

•
Most of the mapping and sampling activities at Yura were ended by May of 2008.  Compilation of geological and laboratory analysis thereafter produced a preliminary gold distribution map showing widespread economic gold values concentrated in parallel NW striking shear zones.  Hundred of parallel and cross-cutting dikes were also mapped.  About 1/3 of the dikes sampled contain anomalous to economic gold values.

•	Three of the shear zones were mapped by Hydro-Geophysics of Tucson, Arizona using resistivity, indicating shearing from 30 meters to 110 meters in width, to depths of several 10´s of meters.

•	Some of the veins and breccias within the shear zones were sent for pilot recovery testing at the Boulder toll mill indicated adequate gold recoveries employing a gravity circuit.

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

Land Position

We currently own 70% of two of the three mining claims, and are presently consolidating our position on the third claim wherein we will also have a 70% position. The balance is owned by two Mexican citizens, Gustavo Vazquez and Maria Munoz with 15% each. We expect to be able to increase its ownership position over the next couple of years through payment of concession maintenance expenses and capital investment for exploration activities such as mapping, sampling, and possibly drilling. No formal agreement yet exists for increasing its ownership percentage. Since the summer of 2006, foreign mining companies have surrounded the Las Animas project both to the north and the south with more than 11,000 square kilometers of mineral claims. There are some small adjacent property areas that remain unclaimed, and we are currently evaluating the placement of a few more hundred hectares of mining claims, which could raise the land position to some 3,000 hectares.

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

ITEM 1. BUSINESS - continued

MINERAL PROPERTY ACQUISITION AGREEMENT - continued

Infrastructure.

Infrastructure at the property - roads, buildings, and so on, is sparse to non-existent. An old telephone line runs across the property but appears to be in disuse for some time. The Yaqui River with abundant water resources is located 2 miles east of the property boundary, at an elevation some 200 to 300 meters below the median property elevation.

Potential Mineralization Target.

Copper mineralization is found in an elongated belt several hundred meters long and up to 100 meters in length. Depth of a potential oxide zone is unknown. Additional copper mineralization zones probably exist which lack superficial expression, but may be exposed through subsequent mapping and drilling. Gold mineralization is spread out over several square kilometers. Future sampling and drilling will delineate whether there is an economic ore body. Mexico located project exploration initiatives were limited this year due to limited exploration budgets available due to the global recession.

Work Conducted During the Year Ended April 30, 2009

Work conducted during the year was minimal consisting of care and maintenance until adequate exploration budgets become available.

Rio Sur and Costa Rica Projects – Chile South America

Work conducted during the year consisted of claims maintenance.  These projects are held for future exploration as resources and adequate exploration budgets become available.

PROPOSED FUTURE BUSINESS OPERATIONS

Our current strategy is to complete further acquisitions of additional mineral opportunities which fall within the criteria of providing a geological basis for development of mining initiatives that can provide near term revenue potential and capital repatriation from production cash flows to create expanding reserves. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional tracts of prime acreage, and to implement additional mining to provide revenues.

MATERIAL AGREEMENTS

Financial Advisory Consulting Services Agreement

Effective on May 31, 2008, our Board of Directors, pursuant to unanimous written consent in lieu of a meeting, authorized and approved the execution of a six-month financial advisory consulting services agreement dated May 31, 2008 (the “Consulting Services Agreement”) with Surfside Ventures Ltd., a British Columbia corporation (“Surfside”). In accordance with the terms and provisions of the Consulting Services Agreement, Surfside shall provide to us the following services: (i) corporate planning, strategy and negotiations with potential strategic business partners; (ii) business growth and development planning; (iii) investor relations management; (iv) periodic reporting as to developments concerning general financial markets, possible strategic direction and public securities markets and industry; and (v) general business consulting services and/or other general business consulting needs. In accordance with further terms and provisions of the Consulting Services Agreement, we agreed to: (i) issue to Surfside an aggregate 150,000 pre reverse consolidation shares of our restricted common stock at a price per share of $0.80 within 15 days of the execution of the Consulting Services Agreement (which as of the date of this Consulting Services Agreement, such shares have been issued); (ii) pay a monthly consulting fee to Surfside of $4,000 for the six-month term; and (iii) reimburse expenses incurred by Surfside on our behalf up to an aggregate of $20,000. See “Part II. Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

As of the date of this Annual Report, the Consulting Services Agreement has expired by its terms.

Corporate Support Agreement

Effective January 1, 2007 as dated May 1, 2007, our Board of Directors, pursuant to unanimous written consent in lieu of a meeting, authorized and approved the execution of an eighteen month corporate support agreement (the "Corporate Support Agreement") with Sweetwater Capital Corp., a private company organized under the laws of the Province of British Columbia, Canada ("SCC"). In accordance with the terms and provisions of the Corporate Support Agreement: (i) SCC shall provide us with corporate services including, but not limited to, furnished offices, communication services, support services, personnel, and other incidental services in order for us to be able to perform our corporate business operations and activities in Vancouver, British Columbia; (ii) SCC shall further provide at our request financial services, bookkeeping and accounting services, formulation of budget plans, establishment of financial relationships, and preparation and maintenance of proper accounting records; and (iii) we shall pay SCC the aggregate monthly sum of CDN$14,100. Effective December 31, 2008, the monthly amount of the contract was modified to US$12,000 per month.  The corporate support agreement’s contract term has lapsed and services continue to be provided on a month to month basis.

ITEM 1. BUSINESS - continued

COMPETITION

We operate in a highly competitive industry, competing with other mining and exploration mineral companies, and institutional and individual investors, which are actively seeking metal and mineral based exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime metal and minerals exploration prospects and then exploit such prospects. Competition for the acquisition of metal and minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable metal and minerals exploration properties will be available for acquisition and development.

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

ITEM 1. BUSINESS - continued

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Andrew Brodkey is our President/Chief Executive Officer, Dr. David Hackman, our Vice President of Exploration, Jas Butalia, our Chief Financial Officer, and Harold Gardner, our Chief Operating Office/Vice President of Business Development. These individuals are primarily responsible for all of our day-to-day operations. All services are provided by outsourcing, consultant and special purpose formal and informal contracts.

ITEM 1A. RISK FACTORS

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

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our mineral properties. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of current and future mineral properties and the development of our business will depend upon our ability to establish the commercial viability of our mineral properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity and debt instruments. Alternatively, we may finance our business by offering an interest in any of our future mineral properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our mineral properties. Further, if we are able to establish that development of our mineral properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our mineral properties into production and recover our investment. We may not discover commercially exploitable quantities of mineral on our properties that would enable us to enter into commercial production, and achieve revenues and recover the money we spend on exploration.

Our properties do not contain any known body of economic mineralization and there is no assurance that any exploration programs that we engage in will establish any economic mineralization, or resources or reserves. Our mineral properties are in the exploration stage as opposed to the development stage. The known mineralization at these projects has not yet been determined, and may never be determined to be economic. We plan to conduct further exploration activities on our mineral properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether commercial mineable mineral exists on any of our properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of mineral. Any determination that our properties contain commercially recoverable quantities of mineral may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economical. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our mineral properties can be commercially developed.

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

ITEM 1A. RISK FACTORS - continued

Risks Related to Our Business - continued

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred operating losses totaling approximately $7,219,911 from April 20, 2004 (inception) to April 30, 2009. As of April 30, 2009, we had an accumulated deficit of $7,219,911 and had incurred operating losses of approximately $3,412,934 during fiscal year ended April 30, 2009. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

Future participation in an increased number of mineral exploration prospects will require substantial capital expenditures and possible equity dilution.

The uncertainty and factors described throughout this section may impede our ability to economically discover, acquire, develop and/or exploit mineral prospects. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.  In addition, acquisitions requiring capital may divert operating capital, necessitate the issuance of debt that may divert exploration budgets available, and or equity issuances that may dilute equity shareholdings.

The financial statements for the fiscal years ended April 30, 2009 and April 30, 2008 have been prepared “assuming that the Company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Going Concern.”

ITEM 1A. RISK FACTORS - continued

Risks Related to Our Business - continued

We will require additional funding in the future. Our current levels of debt are high.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited. The terms and provisions of the Option Agreement and our current plans require us to make substantial capital expenditures for the exploration of our mineral exploration properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of mineral. Further, our current debt levels are approximately $2,700,000 and existing and further debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.  Existing debt may at a future date be settled with equity causing dilution to existing shareholders.

As part of our growth strategy, we intend to acquire additional mineral exploration properties.

Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce positive results of exploration, or we may not complete exploration of such prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Equity may be issued as consideration for properties acquired and dilute equity holders interest in the Company.  Further, acquisitions could disrupt ongoing business operations and ongoing exploration initiatives. If any of these events occur, it would have a material adverse effect upon our operations and results from operations, and possibly the equity holdings of shareholders.

We are relatively a new entrant into the mineral exploration and development industry without profitable operating history.

Since inception, our activities have been limited to organizational efforts and obtaining working capital. It has only been since 2004 that our business operations and focus is on acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited. The business of mineral exploration and development is subject to many risks and if mineral is found in economic production quantities, the potential profitability of future possible mining ventures depends upon factors beyond our control. The potential profitability of mining mineral properties if economic quantities of mineral is found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected grades of mineral; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

The risks associated with exploration and development and, if applicable, mining could cause personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability.

We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proved mineral resources or proved mineral reserves. We do not presently carry property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances. The Company relies on operating arrangements in countries of in which it conducts exploration activities.

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

ITEM 1A. RISK FACTORS - continued

Risks Related to Our Business - continued

The marketability of mineral will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

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

ITEM 1A. RISK FACTORS - continued

Risks Related to Our Business - continued

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 4,345,014 shares of common stock issued and outstanding after taking into effect the Reverse Stock Split. Of the total number of issued and outstanding shares of common stock, certain stockholders were able to resell up to 6,337,600 Pre-Reverse Stock Split (316,880 Post-Reverse Stock Split) shares of our common stock pursuant to a registration statement declared effective November 1, 2007 and are available for immediate resale which could have an adverse effect on the price of our common stock. Of the 6,337,600 Pre-Reverse Stock Split (316,880 Post-Reverse Stock Split) shares registered under the registration statement, 3,150,400 Pre-Reverse Stock Split (157,520 Post-Reverse Stock Split) shares are held of record by existing shareholders and 3,187,200 Pre-Reverse Stock Split (159,360 Post-Reverse Stock Split) shares are issuable upon the exercise of 3,187,200 Pre-Reverse Stock Split (159,360 Post-Reverse Stock Split) warrants held by our existing shareholders.

As of the date of this Annual Report, there are 2,299,520 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See “Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

ITEM 1A. RISK FACTORS - continued

Risks Related to Our Common Stock - continued

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

Our Articles of Incorporation authorize the issuance of 180,000,000 shares of common stock (as reduced from 3,600,000,000 commensurate with the Reverse Stock Split). Common stock is our only authorized class of stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

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

A majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of this Annual Report, there are no unresolved comments pending from the Securities and Exchange Commission.

ITEM 2. PROPERTIES

We rent principal office space located at 3040 North Campbell Avenue, #110, Tucson, Arizona, 85719. The office space is for corporate staging of South American and Mexican exploration activities, administration, bookkeeping, mailing, and courier purposes and costs us approximately $1,000 monthly. The offices are shared with Pacific Copper Corp., a Delaware public corporation (“Pacific Copper”).

We also rent operating offices in Chile and Peru with Pacific Copper in order to decrease overall expenditures in areas of similar operation. Certain of our directors and management are also officers, directors and management of Pacific Copper. See “Item 12. Certain Relationships and Related Transactions and Director Independence.”

ITEM 2. PROPERTIES - continued

We have guaranteed the remaining lease term at previous premises previously occupied in Tucson.  The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a previously related party lessee (a company which had two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at April 30, 2009, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and the lessee subsequently moved offices. The potential liability as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is $212,774 but negotiations by the lessee to settle this potential liability mitigate against potential liability to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended April 30, 2009, no matters were submitted to our stockholders for approval.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “ZORO:OB” on approximately February 12, 2007. On April 22, 2009, the Company’s trading symbol changed to “ZORM:OB” in connection with a 20:1 reverse share split.  The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Month Ended	High Bid	Low Bid
June 30, 2009	0.06	0.03
March 31, 2009	0.09	0.05
December 31, 2008	0.35	0.23
September 30, 2008	0.61	0.34
June 30, 2008	0.70	0.50
March 31, 2008	0.73	0.45
December 31, 2007	0.93	0.67
September 30, 2007	0.77	0.51
June 30, 2007	0.66	0.55
March 31, 2007	0.74	0.55

*Post-Reverse Stock Split

As of July 27, 2009, we had 108 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Zoro Mining Corp. 2008 Stock Incentive Plan (the “2008 Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	-0-	-0-		-0-
Equity Compensation Plans Not Approved by Security Holders
2008 Stock Option Plan	-0-	n/a		651,752	*
				500,000
Warrants	233,500	$14.70	**	n/a
	40,000	$30.00	**	n/a
Total	273,500	--		--

*	Available Post-Reverse Stock Split shares based upon 15% of the total issued and outstanding of 4,345,014 Post-Reverse Stock Split shares of common stock.
**	Post-Reverse Stock Split.

2008 Stock Incentive Plan

On February 7, 2008, our Board of Directors authorized and approved the adoption of the 2008 Plan effective February 7, 2008, under which the maximum aggregate number of shares which may be issued pursuant to all awards under the 2008 Plan is 15% of the issued and outstanding common shares and the maximum number of shares that may be granted in the form of incentive stock options is 500,000 Post-Reverse Stock Split options.

The purpose of the 2008 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2008 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2008 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2008 Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 15% of the issued and outstanding shares of common stock and 500,000 Post-Reverse Stock Split shares in the form of incentive stock options. At the time a Stock Option is granted under the 2008 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

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

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS - continued

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

As of the date of this Annual Report, no Stock Options have been granted under the 2008 Plan.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended April 30, 2009, we issued shares of our common stock to provide capital through private placement offerings and/or in exchange for our debts or pursuant to contractual agreements.

Consulting Services Agreement

Effective on May 31, 2008, we entered into the Consulting Services Agreement with Surfside. In accordance with the terms and provisions of the Consulting Services Agreement, we issued 150,000 Pre-Reverse Stock Split (7,500 Post-Reverse Stock Split) shares of our restricted common stock to Surfside at a price per share of $0.80.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected income statement data for fiscal years ended April 30, 2009 and 2008 and the selected balance sheet data as of April 30, 2009 and 2008 are derived from our audited consolidated financial statements which are included elsewhere herein.

	Fiscal Years Ended April 30, 2009 and 2008		For the Period from April 20, 2004 (inception) to April 30, 2009
STATEMENT OF OPERATIONS DATA
Revenue
Revenues	$-0-	$-0-	$-0-
Expenses
Bad debt	$136,250	$-0-	$136,250
Consulting	316,771	377,906	694,677
Depreciation	104,877	74,331	179,208
Donated services	-0-	-0-	25,500
Filing and transfer agent fees	7,907	18,607	26,514
Impairment to mineral properties	420,298		420,298
Management and administration fees	218,293	368,337	586,630
Mineral exploration costs	1,789,256	2,279,644	4,124,239
Office and general	261,666	280,610	643,100
Professional fees	161,366	204,360	451,541
Operating Income (Loss)	$(3,416,684)	$(3,603,795)	$(7,287,957)
Other Income
Interest income	3,750	64,296	68,046
Net Income (Loss)	$(3,412,934)	$(3,539,499)	$(7,219,911)
BALANCE SHEET DATA
Total Assets	$985,772	$1,925,141
Total Liabilities	3,050,624	781,085
Stockholders Equity (Deficit)	$(2,064,852)	$1,144,056

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (April 20, 2004) to fiscal year ended April 30, 2009, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Fiscal Year Ended April 30, 2009 Compared to Fiscal Year Ended April 30, 2008.

Our net loss for fiscal year ended April 30, 2009 was $3,412,934 compared to a net loss of $3,539,499 during fiscal year ended April 30, 2008 (a decrease of $126,565). During fiscal years ended April 30, 2009 and 2008, we did not generate any revenue.

During fiscal year ended April 30, 2009, we incurred expenses of approximately $3,416,684 compared to $3,603,795 incurred during fiscal year ended April 30, 2008 (a decrease of $187,111). These operating expenses incurred during fiscal year ended April 30, 2009 consisted of: (i) bad debt of $136,250 (2008: $-0-); (ii) consulting of $316,771 (2008: $377,906); (iii) depreciation of $104,877 (2008: $74,331); (iv) filing and transfer agent fees of $7,907 (2008: $18,607); (v) impairment of mineral properties of $420,298 (2008: $-0-); (vi) management and administration fees of $218,293 (2008: $368,337); (vii) mineral exploration costs of $1,789,256 (2008: $2,279,644); (viii) office and general of $261,666 (2008: $280,610); and (iv) professional fees of $161,366 (2008: $204,360).

Expenses incurred during fiscal year ended April 30, 2009 compared to fiscal year ended April 30, 2008 decreased primarily due to the decrease in mineral exploration costs, offset by a charge for impairment of mineral properties of $420,298. The higher mineral exploration costs incurred in 2007/2008 related to the acquisition of our Property in South America and Mexico and initial exploration initiatives across a range of prospects at a time when capital and operating budgets were more available. Management and administration fees, consulting, and professional fees also decreased corresponding with streamlining efforts during fiscal year ended April 30, 2009 as compared with fiscal year ended April 30, 2008. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.  A loan receivable related to a failed property acquisition was impaired during the year as uncollectible.

Expenses incurred during fiscal year ended April 30, 2009 of $3,416,684 were offset by interest income of $3,750 (2008: $64,296) resulting in a net loss of ($3,412,934) compared to a net loss of ($3,539,499) during fiscal year ended April 30, 2008.  The weighted average number of shares outstanding was 4,344,301 for fiscal year ended April 30, 2009 compared to 4,461,725 for fiscal year ended April 30, 2008 (as decreased by the Reverse Stock Split effective April 22, 2009 on a one for twenty (1: 20) basis).

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended April 30, 2009

As at fiscal year ended April 30, 2009, our current assets were $10,557 and our current liabilities were $2,697,765, which resulted in a working capital deficit of ($2,687,208). As at fiscal year ended April 30, 2009, current assets were comprised of cash in the amount of $4,485 and $6,072 in other receivables. As at fiscal year ended April 30, 2009, current liabilities were comprised of: (i) $456,859 in accounts payable and accrued liabilities; (ii) $706,312 in promissory notes payable; and (iii) $1,534,594 in debt due to related parties.

As at April 30, 2009, our total assets were $985,772 comprised of: (i) $10,577 in current assets as described above; (ii) $339,305 in valuation of equipment; and (iii) $635,910 in valuation of mineral properties. The approximate 49% decrease in total assets during fiscal year ended April 30, 2009 from fiscal year ended April 30, 2008 was primarily due to a decrease in loans receivable of $132,500 and of $64,066 in cash, a reduction in the valuation of mineral properties of $636,817, and depreciation relating to equipment of $95,962.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

As at April 30, 2009, our total liabilities were $3,050,624 comprised of: (i) $2,697,765 in current liabilities; (ii) $136,651 in convertible note; and (iii) $216,208 in deferred income tax liability. The large increase in liabilities during fiscal year ended April 30, 2009 from fiscal year ended April 30, 2008 was primarily due to the increase in accounts payable and accrued liabilities of $161,652, the increase in amounts due to related parties of $1,481,443, the increase in promissory notes payable of $706,312, and the increase in convertible notes of $136,651, and offset by the decrease in deferred income tax liability from the impairment of mineral properties of ($216,519).  See “ – Material Commitments”.

Stockholders’ equity (deficit) decreased from $1,144,056 for fiscal year ended April 30, 2008 to ($2,064,852) for fiscal year ended April 30, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended April 30, 2009, net cash flows used in operating activities was ($937,680) compared to ($2,993,648) for fiscal year ended April 30, 2008. Cash flows used in operating activities for fiscal year ended April 30, 2009 consisted primarily of a net loss of ($3,412,934) adjusted by: (i) $104,877 in depreciation; (ii) $120,000 in non-cash management fees; (iii) $20,677 in accretion of interest on convertible note; (iv) $136,250 in bad debt expense; (v) (3,750) in accrued interest income; (vi) $23,783 in accrued interest expense; and (vii) $420,298 of impairment to mineral properties. Net cash flows used in operating activities was further changed by: (i) a decrease of $1,726 in pre-paid expenses; (ii) a decrease of $8,298 in other receivables; (iii) an increase of $1,481,443 due to related parties; and (iv) an increase of $161,652 in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For fiscal year ended April 30, 2009, net cash flows used in investing activities was ($8,915) compared to ($509,598) for fiscal year ended April 30, 2008 consisting of purchase of equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For fiscal year ended April 30, 2009, net cash flows provided from financing activities was $882,529 compared to $1,165,940 for fiscal year ended April 30, 2008. Cash flows from financing activities for fiscal year ended April 30, 2009 consisted of $682,529 from issuance of promissory notes and $200,000 in convertible notes payable. Cash flows from financing activities for fiscal year ended April 30, 2008 consisted of $1,165,940 in proceeds from common stock issuances.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities, debt instruments, and related party loans. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Further advances and debt instruments, and equity private placements are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity to third parties, and debt instruments from related and non-related parties. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) exploration of mineral properties; (ii) mapping, exploration, and possible drilling initiatives on current properties and future properties; and (iii) future property acquisitions. We intend to finance these capital and operating costs with further issuances of securities, debt issuances and convertible debt issuances, as well as related party loans. We expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, and our obligations under the Mineral Property Acquisition Agreement, as incurred, the agreements discussed below summarize our material commitments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION - continued

MATERIAL COMMITMENTS - continued

Related Party Promissory Notes and Loans

We participated in a cost sharing arrangement with another public company, Pacific Copper Corp. (with three directors in common with us) who shares South American operating offices. The expenditures relate to shared exploration staging and administration in similar operating areas of Chile and Peru including shared site offices in each country, and in the United States. During the fiscal year ended April 30, 2009, a total of $430,000 (2008 - $-0-) was advanced to us from Pacific Copper Corp. by way of demand promissory notes.  This amount is unsecured, bears no interest and is repayable on demand. As at April 30, 2009, $197,000 remains outstanding to Pacific Copper Corp.

We incurred a total of $1,048,408 (2008 - $400,000) to a private Chilean company that provides exploration services to us in Chile via operator agreement, and has a director in common, of which $918,408 was owed at April 30, 2009 (April 30, 2008 - $nil) with such costs recorded as exploration costs in Chile, South America.

Promissory Notes

We issued $200,000 in 6% promissory notes with a term to October 31, 2010 convertible into units at $0.16 Pre-Reverse Stock Split ($3.20 Post Reverse Stock Split) per unit for a period of two years (the “Unit”). Each Unit is comprised of one share of restricted common stock and one share purchase warrant exercisable at $0.25 Pre-Reverse Stock Split ($5.00 Post-Reverse Stock Split) per share for a two-year period effective from the date of conversion. At April 30, 2009, $20,677 in accretion interest had been recorded in the 2009 fiscal year.

During fiscal year ended April 30, 2009, we borrowed an aggregate of $437,000 from an unrelated company in accordance with the terms and provisions of certain promissory notes bearing interest from 8% to 10%  per annum and due twelve months from date of signing. As at April 30, 2009, the balance due and owing including accrued interest was $458,471.

During fiscal year ended April 30, 2009, we borrowed an aggregate of $48,529 from an unrelated company in accordance with the terms and provisions of certain promissory notes bearing interest at the rate of 8% per annum and due six months from the date of signing. As at April 30, 2009, the balance due and owing including accrued interest was $50,841.

Lease Agreement Guarantor

We are a guarantor of a lease agreement effective September 1, 2007 that obligates us under conditions of default by a previously related party lessee (a company which had two directors in common with us), to pay for the entire lease relating to our Tucson, Arizona office until the end of the lease term through October 31, 2010 or as amended and renewed. As at April 30, 2009, the gross value of the guarantee was $212,774. As of the date of this Annual Report, the lessee has defaulted on the lease and subsequently moved offices. The potential liability as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is $212,714 but negotiations by the lessee to settle this potential liability mitigates against our potential liability.

Corporate Support Agreement

Effective January 1, 2007 as dated May 1, 2007, our Board of Directors, pursuant to unanimous written consent in lieu of a meeting, authorized and approved the execution of an eighteen month corporate support agreement (the "Corporate Support Agreement") with Sweetwater Capital Corp., a private company organized under the laws of the Province of British Columbia, Canada ("SCC"). In accordance with the terms and provisions of the Corporate Support Agreement: (i) SCC shall provide us with corporate services including, but not limited to, furnished offices, communication services, support services, personnel, and other incidental services in order for us to be able to perform our corporate business operations and activities in Vancouver, British Columbia; (ii) SCC shall further provide at our request financial services, bookkeeping and accounting services, formulation of budget plans, establishment of financial relationships, and preparation and maintenance of proper accounting records; and (iii) we shall pay SCC the aggregate monthly sum of CDN$15,000 plus goods and services tax. Effective December 31, 2008, the monthly amount of the contract was modified to US$12,000 per month.  The corporate support agreement’s contract term has lapsed and services continue to be provided on a month to month basis.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION - continued

GOING CONCERN

The independent auditors' report accompanying our April 30, 2009 and 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411 of the AICPA Professional Standards.  The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 is not anticipated to have any effect on the Company’s financial position, statements of operations, or cash flows at this time.

In April 2009, the FASB issued FSP SFAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this statement did not have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued FAS No. 165 “Subsequent Events” (“FAS 165”). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 is not expected to have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). Upon its adoption, the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Following SFAS 168, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. SFAS 168 will also modify the existing hierarchy of GAAP to include only two levels — authoritative and non-authoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ZORO MINING CORP.

(An Exploration Stage Company)

Consolidated Financial Statements

April 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Zoro Mining Corp.

We have audited the accompanying consolidated balance sheets of Zoro Mining Corp. (an exploration stage company) as of April 30 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended April 30, 2009 and 2008 and the period from April 20, 2004 (inception) through April 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Zoro Mining Corp. as of April 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended April 30, 2009 and 2008 and the period from April 20, 2004 (inception) through April 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
July 13, 2009

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	April 30, 2009 $	April 30, 2008 $

CURRENT ASSETS
Cash	4,485	68,551
Prepaid expenses	-	1,726
Other receivables	6,072	14,370
Loan receivable (Note 3)	-	132,500

Total Current Assets	10,557	217,147

EQUIPMENT (Note 5)	339,305	435,267
MINERAL PROPERTIES (Note 4)	635,910	1,272,727

TOTAL ASSETS	985,772	1,925,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	456,859	295,207
Promissory notes payable (Note 7)	706,312	-
Due to related parties (Note 6)	1,534,594	53,151

Total Current Liabilities	2,697,765	348,358

CONVERTIBLE NOTE (Note 7)	136,651	-
DEFERRED INCOME TAX LIABILITY (Note 11)	216,208	432,727
Total Liabilities	3,050,624	781,085

Stockholders’ Equity (Deficit)

Capital stock (Note 8) 180,000,000 common shares authorized, $0.00001 par value
4,345,014 shares issued and outstanding (2008 – 4,337,520)	869	868
Additional paid-in capital	5,035,664	4,915,665
Equity component of convertible notes (Note 8)	84,026	-
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(7,219,911)	(3,806,977)

Total Stockholders’ Equity (Deficit)	(2,064,852)	1,144,056

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	985,772	1,925,141

GOING CONCERN CONTINGENCY   (Note 1)
COMMITMENTS AND CONTINGENCIES (Notes 4, 9)

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations

	For the Year Ended April 30, 2009	For the Year Ended April 30, 2008	From April 20, 2004 (Date of Inception) to April 30, 2009
	$	$	$
Expenses
Bad Debt (Note 3)	136,250	-	136,250
Consulting (Note 6)	316,771	377,906	694,677
Depreciation	104,877	74,331	179,208
Donated services	-	-	25,500
Filing and transfer agent fees	7,907	18,607	26,514
Impairment of mineral property costs (Note 4)	420,298	-	420,298
Management and administration fees (Note 6)	218,293	368,337	586,630
Mineral exploration costs (Note 4)	1,789,256	2,279,644	4,124,239
Office and general (Note 6)	261,666	280,610	643,100
Professional fees	161,366	204,360	451,541
	(3,416,684)	(3,603,795)	(7,287,957)
Other income
Interest income	3,750	64,296	68,046

Net loss	(3,412,934)	(3,539,499)	(7,219,911)

Basic and diluted loss per common share	(0.79)	(0.79)

Weighted average number of common shares outstanding - basic and diluted	4,344,301	4,461,725

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended April 30, 2009 $	For the Year Ended April 30, 2008 $	From April 20, 2004 (Date of Inception) to April 30,2009 $

Cash Flows Used In Operating Activities

Net loss	(3,412,934)	(3,539,499)	(7,219,911)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	104,877	74,331	179,208
Non-cash management fees	120,000	209,293	329,293
Accrued interest income	(3,750)	(7,500)	(11,250)
Accrued interest expense	23,783	-	23,783
Accretion of interest on convertible note	20,677	-	20,677
Bad debt	136,250	-	136,250
Impairment of mineral properties	420,298	-	420,298
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in operating assets and liabilities:
Decrease in prepaid expenses	1,726	175,001	-
Decrease (increase) in other receivables	8,298	(14,370)	(6,072)
Increase (decrease) in due to related parties	1,481,443	(79,746)	1,534,594
Increase in accounts payable and accrued liabilities	161,652	188,842	456,859

Net Cash Used in Operating Activities	(937,680)	(2, 993,648)	(4,101,771)

Cash Flows Used In Investing Activities
Purchase of equipment	(8,915)	(509,598)	(518,513)
Loan receivable	-	-	(125,000)

Net Cash Used In Investing Activities	(8,915)	(509,598)	(643,513)

Cash Flows From Financing Activities
Promissory note payable	682,529	-	682,529
Convertible note	200,000	-	200,000
Proceeds from common stock issuances and subscriptions	-	1,165,940	3,867,240

Net Cash From Financing Activities	882,529	1,165,940	4,749,769

Increase (Decrease) in Cash	(64,066)	(2,337,306)	4,485

Cash – Beginning	68,551	2,405,857	–

Cash – Ending	4,485	68,551	4,485

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Other Non-cash Investing and Financing Activities – Note 10

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
From April 20, 2004 (Date of Inception) to April 30, 2009

				Equity		Deficit
				Component		Accumulated
			Additional	Of	Common	During the
			Paid-in	Convertible	Stock	Exploration	Donated
	Common Stock		Capital	Debt	Subscriptions	Stage	Capital	Total
	#	$	$	$	$	$	$	$

Balance – April 20, 2004 (Date of Inception)	–	–	–	–	–	–	–	–
Issuance of common shares for cash
at $.0002/share	7,200,000	1,440	(1,400)	–	(40)	–	–	–
Net loss for the period	–	–	–	–	–	(1,858)	–	(1,858)
Balance – April 30, 2004	7,200,000	1,440	(1,400)	–	(40)	(1,858)	–	(1,858)
Issuance of common shares for cash
at $.0002/share	1,800,000	360	(350)	–	(10)	–	–	–
Share subscriptions received	–	–	–	–	40	–	–	40
Donated rent and services	–	–	–	–	–	–	10,500	10,500
Net loss for the year	–	–	–	–	–	(32,480)	–	(32,480)
Balance – April 30, 2005	9,000,000	1,800	(1,750)	–	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	–	–	–	–	10	–	–	10
Donated rent and services	–	–	–	–	–	–	12,000	12,000
Net loss for the year	–	–	–	–	–	(12,690)	–	(12,690)
Balance – April 30, 2006	9,000,000	1,800	(1,750)	–	–	(47,028)	22,500	(24,478)
Issuance of common shares for cash
at $0.0544/share	1,822,500	364	100,886	–	–	–	–	101,250
Share subscriptions received	–	–	–	–	2,600,000	–	–	2,600,000
Donated rent and services	–	–	–	–	–	–	12,000	12,000
Net loss for the year	–	–	–	–	–	(220,450)	–	(220,450)
Balance – April 30, 2007	10,822,500	2,164	99,136	–	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit (Note 7(a))	157,514	32	3,765,908	–	(2,600,000)	–	–	1,165,940
Share cancellation (Note 8(a))	(6,642,500)	(1,328)	1,328	–	–	–	–	–
Fair value of warrants issued for mineral properties (Note 4)	–	–	840,000	–	–	–	–	840,000
Fair value of warrants issued for services (Note 8(b))	–	–	209,293	–	–	–	–	209,293
Net loss	–	–	–	–	–	(3,539,499)	–	(3,539,499)
Balance – April 30, 2008	4,337,514	868	4,915,665	–	–	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	–	–	–	–	120,000
Equity component of convertible note	–	–	–	84,026	–	–	–	84,026
Net loss	–	–	–	–	–	(3,412,934)	–	(3,412,934)
Balance – April 30, 2009	4,345,014	869	5,035,664	84,026	–	(7,219,911)	34,500	(2,064,852)

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009  (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2009

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and ultimately the attainment of profitable operations. As at April 30, 2009, the Company has accumulated losses of $7,219,911 since inception and has a working capital deficiency of $2,687,208. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In conjunction with the April 22, 2009 reverse share consolidation, the Company plans to finance its activities utilizing debt and equity instruments that should be more favorably received by the investment community due to the corporate restructuring. The Company also plans to settle some of its existing debts with equity in order to reduce current liabilities and  improve the overall financial condition of the Company.

Share Splits

On February 9, 2007 the Company increased the number of shares of the Company's authorized share capital and correspondingly increased the number of its issued and outstanding common shares on a thirty-six (36) new shares for one (1) old share basis.  As a result, the Company's authorized share capital was increased from 100,000,000 common shares to 3,600,000,000 common shares, and the Company's issued and outstanding common stock was increased from 6,012,500 common shares to 216,450,000 common shares.

On April 22, 2009, the Company filed a Certificate of Change with the Secretary of State of the state of Nevada to effectuate a reverse stock split of the Company’s authorized share capital on the basis of one new common share for twenty old common shares. As a result, as of April 22, 2009, the Company’s authorized share capital decreased from 3,600,000,000 shares of common stock to 180,000,000 shares of common stock and its issued and outstanding share capital decreased from 86,900,400 shares of common stock to 4,345,014 shares of common stock.

All references to the number of common shares issued and outstanding have been restated to give retroactive effect to the stock splits, unless otherwise noted.

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2009

2.	Summary of Significant Accounting Policies - continued

b)
Principles of Consolidation

The Company has incorporated three wholly-owned subsidiaries in each of Peru (Zoro Mining SAC, dba “Zoro Peru”), Chile (Sociedad Zoro Chile Limitada, dba “Zoro Chile”), and Mexico (Aravena Mexicana, SA, dba “Zoro Mexico”) to beneficially hold property titles in each country.  These financial statements include the accounts of Zoro Mining Corp., and its wholly-owned subsidiaries Zoro Peru, Zoro Chile, and Zoro Mexico (collectively the “Company”).  All intercompany transactions and balances have been eliminated upon consolidation.

c)
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates with regard to these financial statements relate to carrying values of mineral properties, estimated useful lives of equipment, fair value of stock-based transactions, and the provision for income taxes.

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

f)
Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in these financial statements.

g)
Mineral Property Costs (continued)

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

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred. As of April 30, 2009, any potential costs related to the retirement of the Company’s mineral property interests have not yet been determined.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2009

2.	Summary of Significant Accounting Policies - continued

h)
Financial Instruments (or Financial Instruments and Risk Management?)

In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying value of the Company’s financial instruments, consisting of cash, other receivables, loan receivable, accounts payable  and promissory note payable approximates their fair value due to the short maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of the amounts due to related parties is not determinable as they have no specific repayment terms.

The Company’s operations are in Mexico and South America and certain of its assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

As of May 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reporting in earnings. The adoption of SFAS No. 159 has not had a material effect on the Company’s financial position, statements of operations, or cash flows at this time.

i)
Income Taxes

The Company accounts for income taxes following the provisions of SFAS No. 109 “Accounting for Income Taxes”. Under SFAS No. 109 deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

i)
Income Taxes (continued)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on December 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the financial statements during the year ended April 30, 2008.

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
April 30, 2009

2.	Summary of Significant Accounting Policies - continued

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

l)
Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

m)
Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411 of the AICPA Professional Standards.  The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 is not anticipated to have any effect on the Company’s financial position, statements of operations, or cash flows at this time.

In April 2009, the FASB issued FSP SFAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this statement did not have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued FAS No. 165 “Subsequent Events” (“FAS 165”). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 is not expected to have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). Upon its adoption, the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Following SFAS 168, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. SFAS 168 will also modify the existing hierarchy of GAAP to include only two levels — authoritative and non-authoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2009

3.
Loan Receivable

During the year ended April 30, 2008, $125,000 was advanced to a property vendor under a failed property acquisition agreement.  This amount is secured by an interest in another company, bears interest at 6% simple interest per annum, and was repayable on March 12, 2008.  The note remains outstanding at April 30, 2009.   During the year ended April 30, 2009 the Company recognized a full impairment of this loan of $136,250 including accrued interest due to doubtful recovery.

4.
Mineral Properties

Pursuant to an agreement dated April 12, 2007 and effective on May 7, 2007, the Company agreed to the terms and conditions of a mineral property acquisition agreement between the Company and various third parties pursuant to which the vendors agreed to transfer a 100% undivided legal, beneficial and registerable interest in and to six separate mineral property projects, totaling approximately 28,173 acres in Chile, 6,672 acres in Mexico, and a further 4,942 acres located in Peru (the “Mineral Property Acquisition Agreement”).

In order to complete the acquisitions, three wholly-owned subsidiaries in each of Peru, Chile, and Mexico were incorporated by the Company between May and July 2007 to beneficially hold property titles in each country.  As consideration, a founding shareholder of the Company agreed to sell an aggregate of 35,500,000 pre-reverse split restricted common shares to the vendors at a purchase price of US$0.00001 per common share, the Company agreed to enter into certain consulting arrangements for management and administration of exploration activities with certain agents to the vendors of the properties, and the Company further agreed to pay all regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing. The Company is in the process of establishing and transferring to the wholly-owned subsidiaries its various and newly acquired property interests. The Company has completed property transfers in Chile, and have prepared for the transfer of title to its property interests in Peru to Zoro Mining SAC pending payment of required fees. Property transfers in Mexico are pending from Aravena Internacional SA to Aravena Mexicana SA in Mexico pending the payment of required fees.

The Company has been concentrating its exploration initiatives primarily in Peru on its 4,942 acre Yura gold prospect located near Arequipa, Peru and on its 14,830 acre Don Beno gold and copper project near Copiapo, Chile.

On May 18, 2007 and in connection with the Mineral Property Acquisition Agreement, the Company issued an aggregate of 4,670,000 pre-reverse split warrants to purchase restricted common shares of the Company at a price of $0.70 per share for a term until May 18, 2009 for finders’ fees in connection with the exploration properties acquired of which 808,500 pre-reverse split warrants were issued to an individual who subsequently became the President and Director of the Company. The term of these warrants is two years. The fair value of these warrants at the date of grant of $840,000 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40% and has been recorded as mineral property acquisition costs in the period. The Company has also recorded a deferred income tax liability of $432,727 relating to the temporary difference between the carrying value and tax value of the mineral properties.  Refer to Note 11.  The acquisition cost of $1,272,727 has been allocated by exploration acreage in Chile, Peru, and Mexico in the amounts of $889,436, $160,981, and $222,310 respectively.

The Company has impaired acquisition costs in the amount of $311,406 (net of deferred tax recovery of $160,423) during the year ended April 30, 2009 related to certain Mexican and Chilean properties not explored to date combined with management’s expectation of exploration priorities on certain of its targets in Chile and Peru, given current market conditions and lack of exploration funds. In addition, the Company has impaired acquisition costs in the amount of $164,988 (net of deferred tax recovery of $56,096) during the year ended April 30, 2009 related to a certain Chilean property where annual claims renewal has not be effected, notwithstanding management’s intention to do so. The Company intends to keep all properties impaired during the year ended April 30, 2009 held in good standing for future exploration and development.

Mineral exploration costs by area of exploration for the years ended April 30, 2009 and 2008 were as follows:

	2009	2008
Chile
Drilling	$285,137	$34,860
Field supplies	58,870	134,155
Geological, mapping and survey	621,271	502568
Property maintenance	133,908	154,798
Site administration	479,063	312,890
Travel	80,849	18,532
	1,659,098	1,157,803
Peru
Field supplies	-	14,406
Geological, mapping and survey	-	615,389
Property maintenance	6,597	74,577
Site administration	62,217	229,184
Travel	4,033	50,053
	72,847	983,609
Mexico
Geological, mapping and survey	-	5,612
Property maintenance	9,111	3,970
Site administration	48,200	128,650
	57,311	138,232
Total	$1,789,256	$2,279,644

The Company shares operating offices in Chile, Peru, and Tucson, AZ with Pacific Copper Corp. (Pacific Copper), a Delaware public company.  Certain directors and management of the Company also act as officers, directors, and management of Pacific Copper (refer to Note 6).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2009

5.	Equipment

Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.

	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
	2009	2009	2009	2008
North America
Computers	$7,020	$4,938	$2,082	$5,304
South America
Computers	3,315	1,588	1,727	2,832
Furniture	12,639	3,720	8,919	11,497
Exploration equipment	14,204	4,766	9,438	12,482
Vehicles	105,752	27,025	78,727	89,625
Earth moving equipment	375,583	137,171	238,412	313,527
	511,493	174,270	337,223	429,963

Total	$518,513	$179,208	$339,305	$435,267

6.	Related Party Transactions During the year ended April 30, 2009, the Company incurred the following amounts to officers, directors, and other related parties to the Company:

a)
incurred $84,000 (2008: $82,500) to a director and officer of the Company for geological services rendered of which $85,370 (2008: $15,000) was owed this director at April 30, 2009 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs;

b)
incurred to a director and officer of the Company $90,000 (2008: $98,000) for management of South American exploration with such costs recorded as mineral exploration costs.  At April 30, 2009, $504,007 (2008: $26,695) was owed to this director for unpaid fees and reimbursement of expenses;

c)
incurred to a director and officer of the Company $151,278 (2008: $108,541) for management services with respect to the administration of the Company of which $26,809 (2008: -$0-) was owed to this officer at April 30, 2009 for unpaid services and reimbursement of expenses;

d)	paid an officer of the Company $27,167 (2008: $15,167) for administrative services;

f)
the Company incurred a total of $1,048,408 (2008: $400,000)  to a private Chilean company that provides exploration services to the Company in Chile and has a director in common, with such costs recorded as exploration costs in Chile, South America and of which $918,408 (2008: $-0-) was owing at April 30, 2009.

During the year ended April 30, 2009, the Company participated in a cost sharing arrangement with another public company, Pacific Copper that has two directors in common with the Company and shares South American operating offices. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. During the year ended April 30, 2009 Pacific Copper loaned the Company $430,000 secured by non-interest bearing promissory notes of which $197,000 was owing at year end  (Note 7).

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

7.	Convertible and Promissory Notes

Convertible Notes

On October 31, 2008, the Company issued a $200,000 6% convertible note with a term to October 31, 2010 convertible into units at $3.20 per unit for a period of two years.  Each unit is comprised of one common share and one share purchase warrant exercisable for at $5 per share for a two year term from the date of conversion. The convertible debt was allocated between its debt and equity components on a relative fair value basis with the fair value of the debt portion ($115,974) being determined based on an estimated fair value discount rate of 15% and the fair value of the equity portion ($84,026) being determined using the Black-Scholes pricing model for the embedded share and warrant issuable upon conversion, and utilizing an expected life of 2 years, a risk free interest rate average of 1.56%, a dividend yield of 0%, and an expected volatility of 140%.  The Company will record further interest expense above the stated 6% per annum rate over the term of the convertible note of $84,026 resulting from the difference between the stated value and carrying value at the date of issuance using the effective interest rate method.  At April 30, 2009, $20,677 in accretion interest has been recorded corresponding to an aggregate convertible note carrying value at that date of $136,651.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2009

7.	Convertible and Promissory Notes - continued

Promissory Notes

During the year ended April 30, 2009, the Company borrowed $437,000 from an unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing. At April 30, 2009 the balance owing including interest was $458,471.

During the year ended April 30, 2009, the Company borrowed $48,529 from an unrelated company by way of promissory notes bearing interest at a rate of 8% per annum and due six months from signing. At April 30, 2009, the balance owing including interest was $50,841.

During the year ended April 30, 2009, the Company borrowed $430,000 from a related party by way of non interest bearing promissory notes whch are unsecured and repayable on demand (Note 6).  At April 30, 2009 the balance owing was $197,000.

8.	Capital Stock

a)
Share issuances and cancellations:

Between May 4, 2007 and July 11, 2007, and in connection with a private placement, the Company issued in four tranches a total of 157,520 units of securities (3,150,400 pre-reverse stock split units) for $3,938,000.  Each unit was priced at $25 ($1.25 pre-reverse stock split) and was comprised of one common share and one share purchase warrant to purchase a further share of common stock at a price of $30.00 ($1.50 pre-reverse stock split) until October 31, 2009.

A total of $172,060 and 5,040 warrants were paid to consultants as finders’ fees in connection with the above private placement, with such warrants having the same terms and conditions as the warrants in the units of the private placement.  The fair value of these warrants at the date of grant of $37,767 was estimated using the Black-Scholes warrant pricing model with an expected life of 2 years, a risk free interest rate average of 4.31%, a dividend yield of 0%, and an expected volatility of 40%.

On May 7, 2007, and in connection with the Mineral Property Acquisition Agreement, an aggregate of 6,642,500 post-split common shares of the Company held by certain directors of the Company were cancelled and returned to treasury for no consideration as part of a restructuring to allow the Company to acquire certain assets.  No value was attributed to the transaction on the basis of prior negotiations.

On May 31, 2008 the Company issued 7,500 post-split common shares valued at $120,000 to a third party pursuant to a financial advisory consulting services agreement effective for a six month term. The Company fully amortized $120,000 relating to this services agreement during the year ended April 30, 2009.

b)
Warrants:

On May 18, 2007 and in connection with the Mineral Property Acquisition Agreement, the Company issued an aggregate of 233,500 warrants to purchase restricted common shares of the Company at a price of $14 per share for a term until May 18, 2009.  The warrants were granted for mineral property acquisition costs in connection with the exploration properties acquired. The fair value of these warrants at the date of grant of $840,000 was estimated using the Black-Scholes warrant pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40%.  The warrants subsequently expired unexercised.

On May 18, 2007 and in connection with management services to be rendered over a one year period by the current President and director of the Company, the Company issued an aggregate of 40,000 warrants to purchase common shares of the Company at a price of $30 per share for a term until May 18, 2009.  The fair value of these warrants at the date of grant of $209,293 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40%, and was recorded in accordance with the provisions of SFAS 148 to management and administration fees. The warrants subsequently expired unexercised.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2009

8.	Capital Stock - continued

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007	-	-	-
Granted during the year	436,060	21.37	2.00
Balance, April 30, 2008	436,060	21.37	1.22
Granted during the year
Balance, April 30, 2009	436,060	21.37	0.22

c)
Share options:

On February 7, 2008, the Company adopted a stock option plan (the “2008 Stock Incentive Plan”) including both qualified and non-qualified share options not to exceed 15% of the issued and outstanding share options at any date.  No share options have been granted at the date of these financial statements.

9.
Commitments and Contingencies

On May 1, 2007, the Company entered into a corporate support services agreement effective January 1, 2007 with a third party to perform office and administrative services for approximately $12,000 per month.

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company with two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson, Arizona office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at April 30, 2009, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and subsequently moved offices. The potential liability, if any, as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is presently not determinable and negotiations by the lessee to settle this potential liability with the landlord are ongoing.

10.
Non-cash Investing and Financing Activities

On May 31, 2008 the Company issued 7,500 post-split common shares valued at $120,000 to a third party pursuant to a financial advisory consulting services agreement effective for a six month term. See note 8.

11.
Income Taxes

There were no temporary differences related to the Company’s assets and liabilities nor other temporary differences that result in deferred tax assets nor liabilities, except for the Company’s net operating loss carry-forwards of approximately $2,508,000 (2008 - $1,293,000), which may be available to reduce future year’s taxable income, accounting deductions for equipment in excess of those for tax of approximately $44,000 (2008 - $11,000) and a non-deductible mineral property acquisition costs of approximately $801,000. The net operating loss carry-forwards will expire, if not utilized, commencing in 2024.  Management believes that the realization of the benefits from the deferred tax assets beyond the amount required to offset the equipment deferred tax liability, is uncertain due to the Company’s limited operating history and continuing losses.  Accordingly, a deferred tax asset valuation allowance has been provided.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2009

11.	Income Taxes - continued The significant components of the Company’s deferred income tax assets and liabilities at April 30 are as follows:

	2009	2008
Deferred tax assets
Non-capital losses	$852,704	$439,726
Less: valuation allowance	(837,914)	(436,136)

Net deferred tax assets	14,790	3,590

Deferred tax liabilities
Equipment	(14,790)	(3,590)
Mineral properties	(216,209)	(432,727)

	(230,999)	(436,317)

Total deferred tax assets (liabilities)	$(216,209)	$(432,727)

The provision for income tax differs from the amount computed by applying statutory tax rates to earnings (loss) before income taxes. The difference results from the following:

	2009	2008

Net loss before income taxes	$(3,412,934)	$(3,539,499)
Statutory tax rate	34%	34%

Expected tax expense (recovery)	(1,160,398)	(1,203,430)
Items not deductible for tax purposes	758,619	846,506
Change in valuation allowance	401,779	356,924

Deferred income tax provision (recovery)	$-	$-

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

12.	Segmented Information

	North America	South America and Mexico	Consolidated
April 30, 2009
Segmented revenue	$-	$-	$-
Segmented loss	$1,203,380	$2,209,554	$3,412,934
Identifiable assets	$15,861	$969,911	$985,772
April 30, 2008
Segmented revenue	$-	$-	$-
Segmented loss	$1,191,900	$2,347,599	$3,539,499
Identifiable assets	$215,724	$1,709,417	$1,925,141

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent registered public accounting firm is Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants (“DMCL”). In connection with the appointment of DMCL as our principal registered accounting firm, we have not consulted DMCL on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

The reports of DMCL on our financial statements for each of the fiscal years ended April 30, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended April 30, 2009 and 2008, there were no disagreements between us and DMCL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference thereto in their reports on our audited consolidated financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of April 30, 2009, the end of our fiscal year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this annual report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

Evaluation of Internal Controls and Procedures Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of April  30, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were somewhat effective but not by all criteria utilized.  Therefore conclusions were that internal control over financial reporting was not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. To some degree however, a mitigating factor was the relatively minor scale of operations during the year that did not warrant a more elaborate system to reduce risks further, and a concentration on exploration initiatives in Chile while only maintenance initiatives that were prevalent on the Company’s prospects in Peru and Mexico.

The matters involving internal controls and procedures that the Company’s management considered to be continuing material weaknesses under COSO and SEC rules were:

(1)	inadequate segregation of duties consistent with control objectives;

(2)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

ITEM 9A. CONTROLS AND PROCEDURES - continued

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES - continued

(3)	infrequent ongoing monitoring and a lack of separate evaluations when an effective monitoring and evaluative system is deemed necessary for corporate integrity;

(4)	a lack of country specific controls and written protocols leading to timely reporting of previously budgeted expenditures.

(5)	ineffective controls over period end financial close and reporting processes.

The aforementioned material weaknesses were identified by the Company's Chief Executive Officer / Chief Financial Officer in connection with the preparation of our financial statements as of April 30, 2009 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (1) to (5) above did not have a material affect on the Company's financial results due to the Company’s current scale and scope of operations.

We are committed to improving our financial organization. As part of this commitment, we intend to create control situations resulting in the segregation of duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company to:

i)
define, document, implement, and monitor written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP , and create country specific controls and protocols,

ii)
prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, and

iii)	establish proper controls over period end financial close and reporting processes.

In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) These procedures coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during fiscal year ended April 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting with the exception of the below .

Of the material weaknesses identified in last year’s annual report, the Company was able to correct the lack of a functioning audit committee.  The Company’s audit committee is comprised of a majority of independent directors and met on occasions required to effect establishment of basic quarterly review and monitoring of financial reporting.  In addition, the same independent members of the audit committee are members of both the ethics and compensation committees with such committees meeting to review compensation issues during the fiscal year.  Full compliance with internal controls and procedures affecting financial reporting is still however defective.

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

ITEM 9A. CONTROLS AND PROCEDURES - continued

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES - continued

This Annual Report does not include an attestation report of our registered public accounting firm, DMCL, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Audit Committee

Our Board of Directors has established an audit committee. The members of the audit committee are Mr. Paul Brock, Mr. Terrance Schorn, Mr. Federico Diaz and Mr. Jas Butalia. Three of the four members of the audit committee “independent” within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized on February 7, 2008 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended April 30, 2009. The audit committee has also discussed with DMCL the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from DMCL required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with DMCL their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-K for fiscal year ended April 30, 2009 filed with the Securities and Exchange Commission.

ITEM 9A(T)

Not applicable.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Andrew Brodkey	53	President/Chief Executive Officer and a Director
Jas Butalia	60	Chief Financial Officer and a Director
David Hackman	67	Vice President of Exploration and a Director
Harold Gardner	53	Chief Operating Officer/Vice President of Business Development and a Director
Jodi Henderson	35	Secretary/Treasurer
Terry Schorn	75	Director
Paul Brock	45	Director
Federico Diaz	56	Director
Rene Ramirez	57	Director

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS - continued

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

Andrew Brodkey. Mr. Brodkey has been our President/Chief Executive Officer and a director since February 18, 2008. Mr. Brodkey is a mining engineer and a lawyer, graduating with distinction with a B.S. in Mining Engineering from the University of Arizona in 1979, and a law degree cum laude from Creighton University in 1982. He worked at the Denver, Colorado law firm of Gorsuch, Kirgis, Campbell, Walker and Grover as an associate specializing in natural resources and environmental law from 1982 until 1987. Subsequently, Mr. Brodkey joined Magma Copper Company, a NYSE-traded mining company in 1987, where he held various positions, eventually succeeding to the role of Vice President and General Counsel in 1992. Following Magma's acquisition by BHP Cooper Inc. in 1996, he remained in a senior legal position with BHP Copper Inc., and in 2000 moved to the position of Vice President of Business Development for BHP Copper.  Since 2002 after departing from BHP Copper Inc., Mr. Brodkey has held the title of Managing Director of the International Mining & Metals Group of CB Richard Ellis, Inc., where he was principally accountable for creating and building the mining dispositional practice of CBRE, the world's largest commercial transactor. Mr. Brodkey is also a director and officer of Pacific Copper Corp., a public company exploring copper properties in Chile and Peru. Operating synergies exist between Pacific Copper and Zoro Mining Corp. Mr. Brodkey is neither a director nor an officer of any other reporting company.

Jas Butalia. Mr. Butalia has been our Chief Financial Officer and a director since May 21, 2007. Mr. Butalia has over twenty-five years experience involving Canadian and international tax consultation and planning including, but not limited to, corporate and personal taxation, mergers and acquisitions, U.S. taxation, structuring of inbound and outbound transactions, and structuring of tax planning for individuals pertaining to offshore structures. Mr. Butalia was a tax consultation practitioner from 1976 to 2003 with BDO Dunwoody LLP, including partner from 1979. During January 2004, Mr. Butalia retired from BDO Dunwoody LLP, and currently practices as an independent tax consultant. Mr. Butalia served four years on the tax committee of BDO Dunwoody LLP, including chairman, and also served four years on the tax committee of the Institute of Chartered Accountants of British Columbia. He has authored a paper for the British Columbia Tax Conference hosted by the Canadian Tax Foundation and has written income tax courses and presented seminars for the Professional Development program of the Instituted Chartered Accountants of British Columbia and the Institute of Chartered Accountants of Alberta, and been a tutorial leader for over five years at the School of Chartered Accountancy of the Institute of Chartered Accountants of British Columbia. Mr. Butalia received a degree from the Institute of Chartered Accountants of British Columbia in 1974 and from the Institute of Chartered Accountants of Alberta in 1989. Mr. Butalia also serves on the board of directors of Uranium International Corp, trading on the OTC Bulletin Board. Mr. Butalia is also involved in volunteering for community services to the Professional Advisory Committee of The Calgary Foundation and the Strategic Planning Committee of the Bethany Care Society in Calgary, Alberta, Canada.

David Hackman. Dr. Hackman has been our Vice-President of Exploration and a director since May 1, 2007. From January 1996 to June 2000, Dr. Hackman was the vice president of exploration, and the president and a director of Silver Eagle Resources Ltd., an exploration stage mining company. Prior to that, Dr. Hackman worked in the mineral exploration and mine development industry since 1971. Dr. Hackman holds a Bachelor of Science degree in geophysical engineering from Colorado School of Mines (1964), a Master of Science degree in geological engineering from the University of Arizona (1971), and a Doctor of Philosophy degree in geological engineering from the University of Arizona (1982). Dr. Hackman is also a member of the board of directors of the following companies: Snowdon Resources Corp. (a Nevada corporation that is a reporting public company trading on the OTCBB), and Pacific Copper Corp. (a Delaware corporation that is a reporting company trading on the OTCBB) and War Eagle Mining Company, Inc. (a British Columbia corporation that is listed on the TSX Venture Exchange and is a reporting Company in Canada). Dr. Hackman is neither a director nor an officer of any other reporting company.

Harold Gardner. Mr. Gardner was our prior President/Chief Executive Officer resigning effective February 18, 2008. He continues to serve as a member of our Board of Directors since his appointment May 1, 2007. Mr. Gardner has over twenty-five years of experience in the mining and mineral exploration industry in both the United States and South America. From 2003 to present, Mr. Gardner has served as an officer and director of Gareste Limitada, a Chilean mineral exploration and development company. From 2004 to present he has served as an officer and director of each of PGM Internacional and Aravena S.A., both of which are Mexican mineral exploration and development companies. From 1999 to present, Mr. Gardner has served as an officer, director and consultant to Boulder Resources S.A., a Peruvian mineral exploration and plant construction company. In addition, Mr. Gardner currently serves as an investment and mining consultant to several privately held U.S. companies: Taggart Industries (a Nevada-based investment fund), ZZYZZX Ltd. (a California-based investment trust) and Chile Gold Ltd. (a private consortium of investors based in Colorado). Dr. Gardner is also a member of the board of directors of Pacific Copper Corp. (a Delaware corporation that is a reporting company trading on the OTCBB). Mr. Gardner is neither a director nor an officer of any other reporting company.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS - continued

Jodi Henderson. Ms. Henderson has been our Secretary/Treasurer since March 31, 2008. Ms. Henderson has been engaged in the management of publicly held companies for approximately ten years during which she has gained board, administration and finance management experience. From approximately September 2007 to the current date, Ms. Henderson is the director of operations for Kriyah Consultants, LLC, an administration company that manages publicly held mining exploration companies. Prior to her appointment to Kriyah Consultants, Inc. and during 2006, she managed the administration and marketing for the International Mining & Metals Group of CB Richard Ellis. Ms. Henderson was also a director for the Tucson Museum of Art from 2002 to 2005. Ms. Henderson received a degree in applied mathematics from Indiana State University. Ms. Henderson is an officer of Pacific Copper Corp. (a Delaware corporation that is a reporting company trading on the OTCBB).

Terence Schorn. Mr. Schorn has been one of our directors since March 16, 2007. Mr. Schorn is a graduate of the Haileybury School of Mines, holds a diploma in Gemology and has over forty-five years experience in the mineral industry. Mr. Schorn is also a Professional Geoscientist, registered with The Association of Professional Engineers and Geoscientists of British Columbia, as well as an Accredited Gemologist. Since January of 2001 Mr. Schorn has currently a direction and past president of War Eagle Mining Company Inc., an exploration stage mining company conducting exploration activity in Mexico whose shares are presently listed for trading on the TSX Venture Exchange (the "TSXV") in Canada. Mr. Schorn is also a director of Snowdon Resources Corp., a reporting company listed for trading on the OTCBB, Yankee Hat Minerals and Shoreham Resources Ltd., both of which trade on the TSXV.

Paul D. Brock. Mr. Brock was our prior President, Chief Executive Officer, Treasurer, Principal Accounting Officer, and Principal Financial Officer from April 2004 to May 18, 2007. He continues to serve as a director since his appointment in April 2004. Mr. Brock is a management consultant and currently the president of Bent International Inc., a private company engaged in International Business and Trade consulting.  Mr. Brock served as President of VendTek Systems Inc. from December 1988 to June 2006.  He resigned as Chairman of VendTek in 2008 and remains a director of VendTek today.   Mr. Brock is a graduate of the British Columbia Institute of Technology's Robotics and Automation Technology Program and a graduate of Simon Fraser University’s Executive Management Development Program.  Mr. Brock is a professionally accredited director with the Canadian Institute of Charters Secretaries and Administrators (ICSA) and a member in good standing of the professional association of the Applied Science Technologists of British Columbia since 1998. In addition, Mr. Brock is a director of Power Air Corporation, Silica Resources Corp., and Omnicity Corp. which are reporting companies under the Exchange Act.

Rene Ramirez. Mr. Ramirez has been a member of our Board of Directors since February 18, 2008. Mr. Ramirez holds a Masters of Business Administration degree from CETYS University, Mexicali, and a Bachelor of Science degree in Electrical Mechanical Engineering from Universidad de Guadalajara, Mexico.  From 1992 until recently, he was the Plant Manager with Grupo Industrial DIBOGA, a company in Mexico manufacturing roofing products and asphalt emulsions, and has previously served as plant either plant, production, or engineering manager to a number of automotive parts manufactures in Mexico, including Allied Signal Automotive, Kenworth Mexicana, S.A., and Ruedas y Estampados, S.A.  Mr. Ramirez has significant training and experience in plant management, process engineering, and production that is applicable to Zoro’s future intended mining and milling operations.

Federico Diaz. Mr. Diaz has been a member of our Board of Directors since February 18, 2008. Mr. Diaz is the owner and president of Industrias Zahori S.A. de C.V., a private-held manufacturer of products for the roofing and waterproofing industries.  With 400 employees, a manufacturing plant in Mexicali, seven warehouses in the U.S. and Mexico, and a full trucking fleet, Industrias Zahori serves markets in the U.S. and Mexico. Mr. Diaz holds both a Masters in Business Administration from Kansas State University and a Bachelor of Business Administration degree from CETUS Universidad in Mexicali, Mexico. He is also an officer in several charitable organizations, has involvement in a range of education, community, and city development organizations from his home in Mexicali, Mexico, and serves as director on several boards, including BANAMEX, and Banco Serfin, two of the leading banks in Mexico.

Term of Office

All of our directors hold office or until their successors are elected and qualified or until the next annual general meeting of the shareholders. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended April 30, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended April 30, 2009 and 2008 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harold Gardner,
prior President	2007/2008	-0-	-0-	-0-	-0-	-0-	-0-	$98,000	$98,000
and CEO (1)	2008/2009	-0-	-0-	-0-	-0-	-0-	-0-	$90,000	$90,000

Andrew Brodkey,
current President and	2007/2008	-0-	-0-	-0-	-0-	-0-	-0-	$108,541	$108,541
CEO (2)	2008/2009	-0-	-0-	-0-	-0-	-0-	-0-	$151,278	$151,278

David Hackman,
Vice President of	2007/2008	-0-	-0-	-0-	-0-	-0-	-0-	$82,500	$82,500
Exploration (3)	2008/2009	-0-	-0-	-0-	-0-	-0-	-0-	$84,000	$84,000

(1)
Mr. Gardner resigned as our President/Chief Executive Officer effective as of February 18, 2008. During fiscal years ended April 30, 2009 and 2008, an aggregate of $90,000 and $98,000, respectively, was incurred payable to Mr. Gardner for management of the exploration in South American, of which as at April 30, 2009, an aggregate of $504,007 (2008: $26,695)  remains due and owing to Mr. Gardner. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

(2)
Mr. Brodkey was appointed as our President/Chief Executive Officer effective as of February 18, 2008. During fiscal years ended April 30, 2009 and 2008, an aggregate of $151,278 and $108,541, respectively, was incurred for management services rendered in the United States regarding management of our interests.  As at April 30, 2009, $26,809 (2008: $-0) remains due and owing to Mr. Brodkey. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

(3)
During fiscal years ended April 30, 2009 and 2008, an aggregate of $84,000 and $82,500, respectively, was incurred payable to Dr. Hackman for geological services rendered, of which as at April 30, 2009, an aggregate of $85,370 (2008: $15,000) remains due and owing. See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

ITEM 11. EXECUTIVE COMPENSATION - continued

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED APRIL 30, 2009

The following table sets forth information as at April 30, 2009 relating to options that have been granted to the Named Executive Officer:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Harold Gardner, prior President/CEO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

Andrew Brodkey, current President/CEO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

The following table sets forth information relating to compensation paid to our directors during fiscal year ended April 30, 2009:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Brodkey	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jas Butalia	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Hackman	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Harold Gardner	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Paul Brock	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Federico Diaz	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rene Ramirez	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Terry Schorn	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we have not entered into any contractual agreements with our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 4,345,014 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Integrity Capital Group LLC 772 Wurzbach Road, Suite 902 San Antonio, Texas	1,402,515	32.28%
West Peak Ventures of Canada Ltd. 789 West Pender Street, Suite 1000 Vancouver, British Columbia Canada V6C 1H2	257,000 (2)	5.88%
Andrew Brodkey. 3430 East Sunrise Drive Tucson, Arizona	-0-	n/a
Jas Butalia 3430 East Sunrise Drive Tucson, Arizona	-0-	n/a
David Hackman 3430 East Sunrise Drive Tucson, Arizona	-0-	n/a
Harold Gardner 3430 East Sunrise Drive Tucson, Arizona	291,700 (3)	6.59%
Paul Brock 3430 East Sunrise Drive Tucson, Arizona	50,000	1.15%
Terry Schorn 3430 East Sunrise Drive Tucson, Arizona	-0-	n/a
Federico Diaz 3430 East Sunrise Drive Tucson, Arizona	51,600 (4)	1.18%
Rene Ramirez 3430 East Sunrise Drive Tucson, Arizona	-0-	-0-
Jodi Henderson 3430 East Sunrise Drive Tucson, Arizona	-0-	-0-
All executive officers and directors as a group (9 persons)	393,300(5)	8.86%

*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 4,345,014 shares issued and outstanding. Beneficial ownership amounts reflect the 1 for 20 (1:20) Reverse Stock Split effective April 22, 2009.

(2)
This figure includes: (i) 225,000 shares of common stock; (ii) 7,000 shares of common stock held by the sole director and officer of West Peak Ventures of Canada Ltd., and (iii) 25,000 warrants to purchase 25,000 shares of our common stock at an exercise price of $14.00 per share expiring on May 18, 2009 issued in connection with the Financial Services Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

(3)
This figure includes: (i) 171,275 shares of common stock; (ii) 40,000 shares of common stock owned by a corporate consulting affiliate; (iii) 40,425 warrants to purchase 40,425 shares of our common stock at an exercise price of $14.00 per share expiring on May 18, 2009 issued in connection with the finders’ fee associated with the acquisition of the Property, and (iv) 40,000 warrants to purchase 40,000 shares of our common stock at an exercise price of $30.00 per share expiring on May 18, 2009 issued in connection with management services arrangements.

(4)
This figure includes: (i) 38,700 shares of common stock; and (ii) 12,900 warrants to purchase 12,900 shares of our common stock at an exercise price of $14.00 per share expiring on May 18, 2009 issued in connection with the Financial Services Agreement.

(5)
This figure includes: (i) 393,300 shares of common stock; and (ii) 53,325 warrants to purchase 53,325 shares of our common stock at an exercise price of $14.00 per share expiring on May 18, 2009, and (iii) 40,000 warrants to purchase 40,000 shares of our common stock at an exercise price of $30.00 per share expiring on May 18, 2009.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended April 30, 2009

During fiscal year ended April 30, 2009, the following amounts were incurred and/or paid to our officers and directors as compensation for services rendered based upon verbal month-to-month arrangements: (i) $84,000 (2008: 82,500) to Dr. Hackman, our Vice President of Explorations and a director, for geological services rendered of which $85,370 remains due and owing as at April 30, 2009 (2008: $15,000); (ii) $90,000 (2008: 98,000) to Harold Gardner, Chief Operating Officer/Vice President of Business Development and a director, for management of South American exploration  of which $504,007 remains due and owing as at April 30, 2009 (2008: $26,695); (iii) $143,117 (2008: 108,541) to Mr. Brodkey, our President/Chief Executive Officer and a director, for management services rendered in the United States connected with our administration of which $26,809 remains due and owing as at April 30, 2009; and (iv) $26,758 (2008: 15,167) to Ms. Henderson, our Secretary/Treasurer, for administrative services rendered in the United States. As at April 30, 2009 the amounts owing to Dr. Hackman, Harold Gardner, and Mr. Brodkey include unpaid fees and unreimbursed expenses.

During fiscal year ended April 30, 2009, we incurred an aggregate of $1,048,408 (2008: 400,000) to Gareste LTDA, a Chilean company (“Gareste”), which provides exploration services to us in Chile, and acts in the capacity of “operator” for explorations initiatives for the Company in Chile. Mr. Gardner is also a director of Gareste. As at April 30, 2009, $918,408 remains due and owing to Gareste LTDA.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended April 30, 2009, we incurred approximately $45,400 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended April 30, 2009 and for the review of our financial statements for the quarters ended July 31, 2008, October 31, 2008 and January 31, 2009.

During fiscal year ended April 30, 2008, we incurred approximately $47,950 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended April 30, 2008 and for the review of our financial statements for the quarters ended July 31, 2007, October 31, 2007 and January 31, 2008. We also incurred $2,500 for tax preparation services.

During fiscal year ended April 30, 2009, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document

3.1	Articles of Incorporation (1)

3.1.2	Certificate of Change dated April 16, 2009 (2)

3.2	Bylaws (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Securities Exchange Act.

(1) Incorporated by reference from Form SB-2 filed with the Securities and Exchange Commission on May 19, 2005.

(2)  Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on April 22, 2009.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZORO MINING CORP.

Dated: August 12, 2009	By:	/s/ ANDREW BRODKEY
Andrew Brodkey, President/Chief
Executive Officer

Dated: August 12, 2009	By:	/s/ JAS BUTALIA
Jas Butalia, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 12, 2009	By:	/s/ ANDREW BRODKEY
Director

Dated: August 12, 2009	By:	/s/ JAS BUTALIA
Director

Dated: August 12, 2009	By:	/s/ DAVID HACKMAN
Director

Dated: August 12, 2009	By:	/s/ TERRY SCHORN
Director

Dated: August 12, 2009	By:	/s/ PAUL BROCK
Director

Dated: August 12, 2009	By:	/s/ FEDERICO DIAZ
Director

Dated: August 12, 2009	By:	/s/ RENE RAMIREZ
Director

Dated: August 12, 2009	By:	/s/ TERRY SCHORN
Director