Form 10-Q
period 2009-07-31
Zoro Mining Corp.
filed 2009-09-14
CIK 1329484

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended July 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-127388

Zoro Mining Corp. (Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 North Campbell Ave. #110 Tucson, Arizona 85719 (Address of principal executive offices)

(520) 299-0390 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None	Name of each exchange on which registered:

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class Common Stock, $0.00001	Outstanding as of September 14, 2009 4,345,014

ZORO MINING CORP.

Form 10-Q

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	July 31, 2009 $	April 30, 2009 $

CURRENT ASSETS
Cash	2,674	4,485
Other receivables	4,954	6,072

Total Current Assets	7,628	10,557

EQUIPMENT (Note 3)	312,596	339,305
MINERAL PROPERTIES (Note 2)	635,910	635,910

TOTAL ASSETS	956,134	985,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	564,844	456,859
Promissory notes payable (Note 5)	737,416	706,312
Due to related parties (Note 4)	1,772,339	1,534,594

Total Current Liabilities	3,074,599	2,697,765

CONVERTIBLE NOTE (Note 5)	148,527	136,651
DEFERRED INCOME TAX LIABILITY	216,208	216,208
Total Liabilities	3,439,334	3,050,624

Stockholders’ Equity (Deficit)

Capital stock (Note 6) 180,000,000 common shares authorized, $0.00001 par value
4,345,014 shares issued and outstanding (2008 – 4,345,014)	869	869
Additional paid-in capital	5,035,664	5,035,664
Equity component of convertible notes (Note 5)	84,026	84,026
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(7,638,259)	(7,219,911)

Total Stockholders’ Equity (Deficit)	(2,483,200)	(2,064,852)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	956,134	985,772

GOING CONCERN CONTINGENCY   (Note 1)
COMMITMENTS AND CONTINGENCIES (Notes 7)

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations

			From April 20, 2004
	For the Three	For the Three	(Date of
	Months Ended	Months Ended	Inception)
	July 31, 2009	July 31, 2008	to July 31, 2009
	$	$	$
Expenses
Bad Debt	-	-	136,250
Depreciation	26,710	26,052	205,918
Donated services	-	-	25,500
Filing and transfer agent fees	3,698	2,155	30,212
Impairment of mineral property costs	-	-	420,298
Management and administration fees (Note 4)	135,567	144,797	1,416,874
Mineral exploration costs (Note 2)	169,678	880,301	4,293,917
Office and general (Note 4)	70,875	90,730	713,975
Professional fees	11,820	27,213	463,360
	(418,348)	(1,171,248)	(7,706,304)
Other income
Interest income	-	1,875	68,046

Net loss	(418,348)	(1,169,373)	(7,638,258)

Basic and diluted loss per common share	(0.10)	(0.27)

Weighted average number of common shares outstanding - basic and diluted	4,344,446	4,342,167

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
			From
	For the Three	For the Three	April 20, 2004
	Months	Months	(Date of
	Ended July 31,	Ended July 31,	Inception)
	2009	2008	to July 31,2009
	$	$	$

Cash Flows Used In Operating Activities

Net loss	(418,348)	(1,169,373)	(7,638,259)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	26,710	26,052	205,917
Non-cash management fees	-	40,000	329,293
Accrued interest income	-	(1,875)	(11,250)
Accrued interest expense	25,250	-	49,033
Accretion of interest on convertible note	11,876	-	32,553
Bad debt	-	-	136,250
Impairment of mineral properties	-	-	420,298
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in operating assets and liabilities:
Decrease in prepaid expenses	-	-	-
Decrease (increase) in other receivables	1,118	9,006	(4,954)
Increase in due to related parties	223,699	574,616	1,758,293
Increase in accounts payable and accrued liabilities	107,885	96,458	564,744

Net Cash Used in Operating Activities	(21,810)	(425,116)	(4,123,582)

Cash Flows Used In Investing Activities
Purchase of equipment	-	(544)	(518,513)
Loan receivable	-	-	(125,000)

Net Cash Used In Investing Activities	-	(544)	(643,513)

Cash Flows From Financing Activities
Promissory note payable	20,000	367,000	702,529
Convertible note	-	-	200,000
Proceeds from common stock issuances and subscriptions	-	-	3,867,240

Net Cash From Financing Activities	20,000	367,000	4,769,769

Increase (Decrease) in Cash	(1,811)	(58,660)	2,674

Cash – Beginning	4,485	68,551	–

Cash – Ending	2,674	9,891	2,674

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
From April 20, 2004 (Date of Inception) to July 31, 2009
				Equity			Deficit
				Component			Accumulated
			Additional	Of	Common		During the
			Paid-in	Convertible	Stock		Exploration	Donated
	Common Stock		Capital	Debt	Subscriptions		Stage	Capital	Total
	#	$	$	$	$		$	$	$

Balance – April 20, 2004 (Date of Inception)	–	–	-	-	–		–	–	–
Issuance of common shares for cash
at $.0002/share	7,200,000	1,440	(1,400)	-	(40)		–	–	–
Net loss for the period	–	–	–	-	–		(1,858)	–	(1,858)
Balance – April 30, 2004	7,200,000	1,440	(1,400)	-	(40)		(1,858)	–	(1,858)
Issuance of common shares for cash
at $.0002/share	1,800,000	360	(350)	-	(10)		–	–	–
Share subscriptions received	–	–	–	-	40		–	–	40
Donated rent and services	–	–	–	-	–		–	10,500	10,500
Net loss for the year	–	–	–	-	–		(32,480)	–	(32,480)
Balance – April 30, 2005	9,000,000	1,800	(1,750)	-	(10)		(34,338)	10,500	(23,798)
Share subscriptions received	–	–	–	-	10		–	–	10
Donated rent and services	–	–	–	-	–		–	12,000	12,000
Net loss for the year	–	–	–	-	–		(12,690)	–	(12,690)
Balance – April 30, 2006	9,000,000	1,800	(1,750)	-	–		(47,028)	22,500	(24,478)
Issuance of common shares for cash
at $0.0544/share	1,822,500	364	100,886	-	–		–	–	101,250
Share subscriptions received	–	–	–	-	2,600,000		–	–	2,600,000
Donated rent and services	–	–	–	-	–		–	12,000	12,000
Net loss for the year	–	–	–	-	–		(220,450)	–	(220,450)
Balance – April 30, 2007	10,822,500	2,164	99,136	-	2,600,000		(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit (Note 6(a))	157,514	32	3,765,908	-	(2,600,000)		–	–	1,165,940
Share cancellation (Note 7(a))	(6,642,500)	(1,328)	1,328	-	–		–	–	–
Fair value of warrants issued for mineral properties (Note 3)	–	–	840,000	-	–		–	–	840,000
Fair value of warrants issued for services (Note 7(b))	–	–	209,293	-	–		–	–	209,293
Net loss	–	–	–	-	–		(3,539,499)	–	(3,539,499)
Balance – April 30, 2008	4,337,514	868	4,915,665	-	–		(3,806,977)	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	-	-		-	-	120,000
Equity component of convertible note	-	-	-	84,026	-		-	-	84,026
Net loss	-	-	-	-	-		(3,412,934)	–	(3,412,934)
Balance – April 30, 2009	4,345,014	869	5,035,664	84,026	-	0	(7,219,911)	34,500	(2,064,852)
Net loss	-	-	-	-	-		(418,348)	–	(418,348)
Balance – July 31, 2009	4,345,014	869	5,035,664	84,026	-	0	(7,638,259)	34,500	(2,483,200)

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009  (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009

1.	Basis of Presentation
Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of Zoro Mining Corp. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and ultimately the attainment of profitable operations. As at July 31, 2009, the Company has accumulated losses of $7,638,259 since inception and has a working capital deficiency of $3,066,971. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In conjunction with the April 22, 2009 reverse share consolidation, the Company plans to finance its activities utilizing debt and equity instruments that should be more favorably received by the investment community due to the corporate restructuring. The Company also plans to settle some of its existing debts with equity in order to reduce current liabilities and improve the overall financial condition of the Company.

 Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009

2.	Mineral Properties

Mineral exploration costs by area of exploration for the three months ended July 31, 2009 and 2008 were as follows:

	Three months ended July 31, 2009 $	Three months ended July 31, 2008 $
Chile
Drilling	-	134,940
Field supplies	-	22,278
Geological, mapping and survey	6,825	313,965
Property maintenance	8,815	99,870
Site administration	127,657	190,226
Travel	15,131	27,384
	158,428	788,663
Peru
Field supplies	-	-
Geological, mapping and survey	-	15,000
Property maintenance	-	-
Site administration	11,250	26,309
Travel	-	5,329
	11,250	46,638
Mexico
Geological, mapping and survey	-	-
Property maintenance	-	-
Site administration	-	45,000
	-	45,000
Total	169,678	880,301

3.	Equiipment

Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.

		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	July 31, 2009 $	July 31, 2009 $	July 31, 2009 $	April 30, 2009 $
North America
Computers	7,020	5,305	1,715	2,082
South America
Computers	3,315	1,865	1,450	1,727
Furniture	12,639	4,364	8,275	8,919
Exploration equipment	14,204	5,526	8,678	9,438
Vehicles	105,752	32,907	72,845	78,727
Earth moving equipment	375,583	155,950	219,633	238,412
	511,493	200,612	310,881	337,223

Total	518,513	205,917	312,596	339,305

 Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009

4.
Related Party Transactions

During the three months ended July 31, 2009, the Company incurred the following amounts to officers, directors, and other related parties to the Company.  All unpaid balances due to related parties are unsecured do not bear interest, and are payable on demand.

a)
incurred $22,500 (2008: $22,500) to a director and officer of the Company for geological services rendered of which $107,870 (2008: $85,370) was owed this director at July 31, 2009 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs;

b)
incurred to a director and officer of the Company $22,500 (2008: $22,500) for management of exploration with such costs recorded as mineral exploration costs.  An aggregate of $573,019 (April 31, 2009: $504,007) was owed to this director for unpaid fees and reimbursement of expenses.  Certain of these debts were settled for common shares on August 15, 2009 (Note 8);

c)
incurred to a director and officer of the Company $37,745 (2008: $48,811) for management services with respect to the administration of the Company.  An aggregate of $63,196 (April 31, 2009: $26,809) was owed to this officer at July 31, 2009 for unpaid services and reimbursement of expenses.  Certain of these debts were settled for common shares on August 15, 2009 (Note 8);

d)	paid an officer of the Company $10,283 (2008: $15,167) for administrative services;

f)
the Company incurred a total of $109,846 (2008: $33,000) to a private Chilean company with a common director that provides exploration services to the Company in Chile, with such costs recorded as exploration costs in Chile, South America.  An aggregate of $1,028,254 (April 31, 2009: $918,408) was owing at July 31, 2009.

Subsequent to July 31, 2009, certain of the amounts due to related parties were settled by the issuance of common shares (Note 8).

5.	Convertible and Promissory Notes

Convertible Notes

On October 31, 2008, the Company issued a $200,000 6% convertible note with a term to October 31, 2010 convertible into units at $3.20 per unit for a period of two years.  Each unit is comprised of one common share and one share purchase warrant exercisable at $5 per share for a two year term from the date of conversion. The convertible debt was allocated between its debt and equity components on a relative fair value basis with the fair value of the debt portion ($115,974) being determined based on an estimated fair value discount rate of 15% and the fair value of the equity portion ($84,026) being determined using the Black-Scholes pricing model for the embedded share and warrant issuable upon conversion, and utilizing an expected life of 2 years, a risk free interest rate average of 1.56%, a dividend yield of 0%, and an expected volatility of 140%.  The Company will record further interest expense above the stated 6% per annum rate over the term of the convertible note of $84,026 resulting from the difference between the stated value and carrying value at the date of issuance using the effective interest rate method.  At July 31, 2009, $32,553 in accretion interest has been recorded corresponding to an aggregate convertible note carrying value at that date of $148,527 (April 31, 2009: $136,651)

Promissory Notes

During the year ended April 30, 2009, the Company borrowed $437,000 from an unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing. On June 29, 2009, the Company borrowed an additional $20,000 from this unrelated company by way of a promissory note bearing interest at 10% per annum and at due twelve months from signing. At July 31, 2009 the balance owing including interest was $488,041 (April 31, 2009: $458,471).

During the year ended April 30, 2009, the Company borrowed $48,529 from an unrelated company by way of promissory notes bearing interest at a rate of 8% per annum and due six months from signing. At July 31, 2009, the balance owing including interest was $52,375 ( April 31, 2009: $50,841).

During the year ended April 30, 2009, the Company borrowed $430,000 from a related party by way of non interest bearing promissory notes which are unsecured and repayable on demand.  At July 31, 2009 the balance owing was $197,000 (April 31, 2009: $197,000).

Subsequent to July 31, 2009, the convertible and promissory notes were settled by the issuance of common shares of the company (Note 8).

 Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009

6.	Capital Stock

a)	During the quarter ended July 31, 2009, the Company did not issue any shares of its common stock or warrants and did not grant any stock options.

b)
Warrants:

On May 18, 2007 and in connection with the Mineral Property Acquisition Agreement, the Company issued an aggregate of 233,500 warrants to purchase restricted common shares of the Company at a price of $14 per share for a term until May 18, 2009.  The warrants were granted for mineral property acquisition costs in connection with the exploration properties acquired. The fair value of these warrants at the date of grant of $840,000 was estimated using the Black-Scholes warrant pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40%.  The warrants expired unexercised during the quarter.

On May 18, 2007 and in connection with management services to be rendered over a one year period by the current President and director of the Company, the Company issued an aggregate of 40,000 warrants to purchase common shares of the Company at a price of $30 per share for a term until May 18, 2009.  The fair value of these warrants at the date of grant of $209,293 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40%, and was recorded to management and administration fees. The warrants expired unexercised during the quarter.

Between May 4, 2007 and July 11, 2007, and in connection with a private placement, the Company issued in four tranches a total of 157,520 warrants (3,150,400 pre-reverse stock split) to purchase common shares stock at a price of $30 ($1.50 pre-reverse stock split) until October 31, 2009. In addition, 5,040 (100,800 pre-reverse stock split) warrants were issued to consultants as finders’ fees. These warrants have the same terms and conditions as the warrants in the private placement.  The fair value of these warrants at the date of grant of $1,218,136 was estimated using the Black-Scholes warrant pricing model with an expected life of 2 years, a risk free interest rate average of 4.31%, a dividend yield of 0%, and an expected volatility of 40%.

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2009	436,060	21.37	0.22
Expired during the quarter	(273,500)	14.00	-
Balance, July 31, 2009	162,560	30.00	0.25

 Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009

7.
Commitments and Contingencies

On May 1, 2007, the Company entered into a corporate support services agreement effective January 1, 2007 with a third party to perform office and administrative services for approximately $12,000 per month.

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company with two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson, Arizona office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at July 31, 2009, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and subsequently moved offices. The potential liability, if any, as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is presently not determinable and negotiations by the lessee to settle this potential liability with the landlord are ongoing.

8.
Subsequent Events

On August 15, 2009, the Company issued 4,366,522 shares of common stock to various related and unrelated parties in exchange for retirement of promissory notes, advances, services, and other debts in the aggregate amount of $1,746,607 at 0.40 per share.  Of an aggregate of $1,221,367 of the debts settled with related parties, $176,757 was for services rendered, and $1,044,610 was for promissory notes, and accrued interest.

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

We have not established any proven or probable reserves on our mineral property interests. To date, we have been engaged primarily in organizational activities and have engaged in minimal exploratory drilling and other exploration activities at several  of our properties located in Chile and Peru. Subject to adequate funding, we plan to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. As such, we are considered an exploration or exploratory stage company. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic feasibility of our properties is determined. We have no known reserves of gold, copper, platinum or any other type of mineral on our properties.

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

RECENT DEVELOPMENTS - continued

Certificate of Change to Authorized Capital

On April 22, 2009, our Board of Directors approved the filing with the Nevada Secretary of State a certificate of change to decrease our authorized capital structure commensurate with the decrease of our shares pursuant to the Reverse Stock Split. Therefore, as of the date of this Quarterly Report, our authorized capital structure has been decreased from 3,600,000,000 shares of common stock to 180,000,000 shares of common stock of common stock, par value of $0.00001.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration company currently engaged in the exploration, acquisition and development of property located in South America and Mexico. Subject to adequate funding we plan to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. We currently have interests in an aggregate of approximately 27,294 net acres located in Chile, approximately 4,940 net acres in Peru, and a further 6,822 gross acres located in Mexico, targeting gold, copper and platinum.

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

2007 MINERAL PROPERTY ACQUISITION AGREEMENT

In accordance with the terms and conditions of a certain 2007 Mineral Property Acquisition Agreement dated April 12, 2007 and effective on May 7, 2007 (the "Option Agreement"), as entered into among us and each of Eduardo Esteffan M., Fresia Sepulveda H., Eduardo Esteffan S., Gretchen Esteffan S., Claudio Esteffan S. and Integrity Capital Group, LLC (collectively, the "Vendors"), the Vendors granted to us the sole and exclusive option (the "Option") to acquire a 100% undivided legal, beneficial and registerable interest in and to six separate unencumbered mineral property interests totaling approximately 39,787 gross acres located in Chile, Peru and Mexico and targeting potential gold, copper and platinum group prospects (collectively, the "Property").

In order to complete the acquisition of the Property, three wholly-owned subsidiaries in each of Peru, Chile and Mexico were incorporated by us to beneficially hold property titles in each country in order to comply with all applicable laws relating thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

 2007 MINERAL PROPERTY ACQUISITION AGREEMENT - continued

As of the date of this Quarterly Report, all properties have been transferred to our respective wholly-owned subsidiaries in each of Chile and Mexico, while Peru Property related interests have been executed for transfer by the Vendors and have been submitted to Zoro’s Peruvian subsidiary’s (Zoro Mining SAC) property transfer notary to complete the transfer.  In order to complete the acquisition of the Property, we further caused one of our existing founding shareholders to sell an aggregate of 35,500,000 pre 1:20 reverse split restricted shares of Common Stock held of record by such shareholder to the Vendors at an aggregate purchase price of U.S. $0.00001 per common share.

On May 18, 2007, we issued an aggregate 259,444 warrants to purchase shares of our restricted common stock at a price of $14.00 per share for an exercise term until May 18, 2009 for finders’ fees in connection with the Property, of which 808,500 warrants were issued to our then-Chief Executive Officer/President. These warrants have lapsed according to their terms.

As of the date of this Quarterly Report, we will continue to pay all underlying regulatory, maintenance, and governmental payments and assessment work required to keep the mineral property interests comprising the Property and any underlying option agreements respecting any of the mineral property interests comprising the Property in good standing through the calendar year of 2009. We have been concentrating our exploration initiatives primarily in Peru on our 4,942 acre Yura gold prospect located near Arequipa, Peru and on our 14,830 acre Don Beno gold and copper project near Copiapo, Chile.

Impairment of Certain Acquisition Costs

We have impaired acquisition costs in the amount of $311,406 (net of deferred tax recovery of $160,423) during the year ended April 30, 2009 related to certain Mexican and Chilean properties not explored to date.  The decision to impair these costs were based on management’s expectation of exploration priorities on certain of our targets in Chile and Peru, current financial market conditions, limited exploration budgets, and lack of explorations undertaken to date on certain properties acquired. The properties where acquisition costs were impaired included our Las Animas claims in Mexico, and Rio Sur and Costa Rica claims in Chile.  We intend to keep all properties impaired in good standing for future exploration and development.

Don Beno Property, Copiapó, Chile

As discussed above, we have acquired a 100% interest in approximately 14,574 acres of exploration properties which covers the Don Beno property, located in Atacama Region III, Chile. The Don Beno property group lies 100 kilometers south of Copiapó, via paved highway and improved roads. The Don Beno project is a grassroots exploration target.

As of September 9, 2008, we had completed Phase I, a 1930 meter (5,790 feet) diamond drilling program at Don Beno. This first-phase program included eight holes designed to drill initial targets identified from a geophysical I.P. survey finalized in April, 2008 by HydroGeophysics of Tucson, Arizona. The eight holes ranged in depth from 116 to 690 meters, and encountered mineralized sulfide zones which closely correlated to the interpretations of the two largest IP anomalies identified by the geophysical survey. The largest anomaly measured 2 by 4 km in size. In particular, one of the drill holes intersected over 200 meters of the Nantoco formation, a calcareous, volcaniclastic sedimentary black shale unit which is known to host gold and precious metal mineralization in the immediate area.  Assay results from Zoro’s Phase I diamond drilling program are pending  and will be completed after adequate funding is obtained.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

2007 MINERAL PROPERTY ACQUISITION AGREEMENT  - continued

Escondida Project, Copiapó, Chile

We have acquired a 100% interest in approximately 5,063 acres of exploration properties which covers the Escondida property. The Escondida precious metals project is located in Chile's 3rd Region, (or Atacama Region), 20 kilometers south of the port city of Caldera, and approximately 65 kilometers from Copiapó, the region's capital, along 40 kilometers of the paved Pan American highway, and 25 kilometers of improved graded secondary roads, all of which are maintained by the Chilean government. We have been recently conducting lab gravity concentration tests for recovery of gold, silver and platinum group metals, and leaching tests for recovery from gold and silver concentrates. Mapping, trenching, surface sampling and exploratory drilling are other potential  exploratory initiatives for this property.

The Yura Project, Arequipa, Peru

We acquired a 100% interest in approximately 4,940 acres of exploration properties which covers a portion of the Yura property. The Yura mining district is located some 40 kilometers west of the City of Arequipa, Peru. Arequipa is a mining and tourism center for southern Peru with a population of 1 million, with international airport service. A number of mining claims have been acquired and are fully constituted. These claims cover portions of a large granodioritic batholith which is hostrock to a series of quartz veins containing values of free milling gold. More than a dozen veins have been located, about half of which have been sampled in outcrops and workings. The samples assayed indicated gold values. Work to date at the property has also included the development of road access and infrastructure.

Las Animas Project, Sonora, Mexico

We have acquired a significant position in a mineral property located in the Mexican State of Sonora. Known as Las Animas, the property is located some 200 road kilometers southeast of Hermosillo, the State Capital, and 175 kilometers northeast of Ciudad Obregon, a major agricultural center. The property consists of three separate claims blocks totaling approximately 6,822 acres. The properties are found at the southern end of the California-Sonora gold belt. A number of global companies are currently carrying out exploration activities on a number of gold and copper exploration initiatives in the area.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

RESULTS OF OPERATION  - continued

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended July 31, 2009 and July 31, 2008, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

 The following table sets forth selected financial information for the periods indicated.

	Three Month Periods Ended July 31, 2009 and July 31, 2008		For the Period from April 20, 2004 (inception) to July 31, 2009
	2009	2008
Expenses
Bad Debt	-0-	-0-	136,250
Depreciation	26,710	26,052	205,918
Donated services	-0-	-0-	25,500
Filing and transfer agent fees	3,698	2,155	30,212
Impairment of mineral property costs	-0-	-0-	420,298
Management and administration fees	135,567	144,797	1,416,874
Mineral exploration costs	169,678	880,301	4,293,917
Office and general	70,875	90,730	713,975
Professional fees	11,820	27,213	463,360
Total Expenses	$(418,348)	$(1,171,248)	$(7,706,304)
Other Income
Interest	-0-	1,875	68,046
Net Loss	$(418,348)	$(1,169,373)	$(7,638,258)

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

Three Month Period Ended July 31, 2009 Compared to Three Month Period Ended July 31, 2008.

Our net loss for the three month period ended July 31, 2009 was ($418,348) compared to a net loss of ($1,169,373) during the three month period ended July 31, 2008 (a decrease of $751,025). During the three month periods ended July 31, 2009 and 2008, we did not generate any revenue.

During the three month period ended July 31, 2009, we incurred expenses of $418,348 compared to $1,171,248 incurred during the three month period ended July 31, 2008 (a decrease of $752,900). These expenses incurred during the three month period ended July 31, 2009 and July 31, 2008 consisted of: (i) depreciation of $26,710 (2008: $26,052); (ii) filing and transfer agent fees of $3,698 (2008: $2,155); (iii) management and administration of $135,567 (2008: $144,797); (iv) mineral exploration costs of $169,678 (2008: $880,301); (v) office and general of $70,875 (2008: $90,730); and (vi) professional fees of $11,820 (2008: $27,213).

Expenses incurred during the three month period ended July 31, 2009 compared to the three month period ended July 31, 2008 decreased primarily due to the decrease in mineral exploration costs. The higher mineral exploration costs incurred in 2008 related to the acquisition of our Property in South America and Mexico and initial exploration initiatives across a range of prospects. Management and administration fees also decreased corresponding with streamlining efforts in the three months ended July 31, 2009 as compared with the same three month period in the preceding year. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Expenses incurred during the three month period ended July 31, 2009 of $418,348 were offset by interest income of $-0- (2008: $1,875) resulting in a net loss of ($418,348) (2008: ($1,169,373)).

Our net loss during the three month period ended July 31, 2009 was ($418,348) compared to a net loss of ($1,169,373) during the three month period ended July 31, 2008. Our net loss during the three month period ended July 31, 2009 was ($0.10) per share compared to a net loss ($0.27) per share during the three month period ended July 31, 2008. The weighted average number of shares outstanding was 4,344,446 for the three month period ended July 31, 2009 compared to 4,342,167 for the three month period ended July 31, 2008 (as increased by the reverse stock split effective April, 2009 on a one for twenty (1:20) basis).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended July 31, 2009

As at the three month period ended July 31, 2009, our current assets were $7,628 and our current liabilities were $3,074,599, which resulted in a working capital deficiency of ($3,066,971). As at the three month period ended July 31, 2009, current assets were comprised of: (i) $2,674 in cash; and (ii) $4,954 in other receivables. As at the three month period ended July 31, 2009, current liabilities were comprised of: (i) $564,844 in accounts payable and accrued liabilities; (ii) $1,772,339 due to related parties; and (iii) $737,416 in promissory notes and accrued interest.

As at the three month period ended July 31, 2009, our total assets were $956,134 comprised of: (i) $7,628 in current assets; (ii) $312,596 in valuation of equipment (net of accumulated depreciation); and (iii) $635,910 in valuation of mineral properties compared to total assets of $985,772 as at fiscal year ended April 30, 2009. The slight decrease in total assets during the three month period ended July 31, 2009 from fiscal year ended April 30, 2009 was primarily due to the decrease in cash and in valuation of equipment (net of accumulated depreciation).

As at the three month period ended July 31, 2009, our total liabilities were $3,439,334 comprised of: (i) $3,074,599 in current liabilities; (ii) $148,527 in convertible notes; and (iii) $216,208 in deferred income tax liability. The increase in liabilities during the three month period ended July 31, 2009 from fiscal year ended April 30, 2009 was primarily due to the increase in promissory notes payable, accounts payable and accrued liabilities and amounts due to related parties, (see “ – Material Commitments”).

The stockholders’ deficit increased from ($2,064,852) for fiscal year ended April 30, 2009 to ($2,483,300) for the three month period ended July 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended July 31, 2009, net cash flows used in operating activities was ($21,810) including a net loss of ($418,348). Net cash flows used in operating activities was adjusted by $26,710 for depreciation, $25,250 for accrued interest expense and $11,876 for accretion of interest on convertible note. Net cash flows used in operating activities was further changed by a decrease of $1,118 in other receivables and an increase of $223,699 in amounts due to related parties and $107,885 in accounts payable and accrued liabilities. For the three month period ended July 31, 2008, net cash flows used in operating activities was ($425,116) including a net loss of ($1,169,373), and adjusted by $26,053 in stock based compensation, $40,000 for non-cash management fees and ($1,875) for accrued interest income. Net cash flows used in operating activities was further changed by a decrease of $9,006 in other receivables and an increase of $574,616 due to related parties and of $96,458 in accounts in accounts payable and accrued liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES  - continued

Cash Flows from Investing Activities

For the three month period ended July 31, 2009, net cash flows used in investing activities was $-0-For the three month period ended July 31, 2008, net cash flows used in investing activities was ($544) consisting of purchase of equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended July 31, 2009, net cash flows provided from financing activities was $20,000 compared to $367,000 for the three month period ended July 31, 2008. Cash flows from financing activities for the three month period ended July 31, 2009 consisted of $20,000 from issuance of promissory notes. Cash flows from financing activities for the three month period ended July 31, 2008 consisted of $367,000 from issuance of promissory notes.

We expect that working capital requirements will continue to be funded through a combination of further issuances of securities, debt instruments, and related party loans. Our working capital requirements are expected to increase in line with the growth of our business.

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

Effective on August 15, 2009, our Board of Directors authorized the settlement of debt with those certain creditors (collectively, the “Creditors”), which debt consisted of outstanding advances, promissory notes, services, accrued interest and other amounts aggregating $1,746,607 (the “Aggregate Debt”). The Aggregate Debt was satisfied in accordance with the issuance of an aggregate 4,366,522 shares of the restricted common stock of the Company at $0.40 per share (the “Common Stock”).  See “Item 2. Sales of Unregistered Securities and Use of Proceeds.”

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and our obligations under the 2007 Mineral Property Acquisition Agreement, as incurred, the agreements discussed below summarize our material commitments.

Related Party Promissory Notes and Loans

We participated in a cost sharing arrangement with another public company, Pacific Copper Corp. (with three directors in common with us) who shares South American operating offices. The expenditures relate to shared exploration staging and administration in similar operating areas of Chile and Peru including shared site offices in each country, and in the United States. During the fiscal year ended April 30, 2009, a total of $430,000 (2008 - $-0-) was advanced to us from Pacific Copper Corp. by way of demand promissory notes.  This amount is unsecured, bears no interest and is repayable on demand. As at July 31, 2009, $197,000 remains outstanding to Pacific Copper Corp.

We incurred a total of $1,048,408 (2008 - $400,000) to a private Chilean company that provides exploration services to us in Chile via operator agreement, and has a director in common, of which $1,028,254 was owed at July 31, 2009 with such costs recorded as exploration costs in Chile, South America.

Promissory Notes

We issued $200,000 in 6% promissory notes with a term to October 31, 2010 convertible into units at $0.16 Pre-Reverse Stock Split ($3.20 Post Reverse Stock Split) per unit for a period of two years (the “Unit”). Each Unit is comprised of one share of restricted common stock and one share purchase warrant exercisable at $0.25 Pre-Reverse Stock Split ($5.00 Post-Reverse Stock Split) per share for a two-year period effective from the date of conversion. At July 31, 2009, $32,553 in accretion interest had been recorded corresponding to an aggregate convertible note carrying value at that date of $148,527.

During fiscal year ended April 30, 2009, we borrowed an aggregate of $437,000 from an unrelated company in accordance with the terms and provisions of certain promissory notes bearing interest from 8% to 10%  per annum and due twelve months from date of signing. On June 29, 2009, we borrowed an additional $20,000 from this unrelated company by way of a promissory note bearing interest at 10% per annum and due twelve months from issue. As at July 31, 2009, the balance due and owing including accrued interest was $488,041.

During fiscal year ended April 30, 2009, we borrowed an aggregate of $48,529 from an unrelated company in accordance with the terms and provisions of certain promissory notes bearing interest at the rate of 8% per annum and due six months from the date of signing. As at July 31, 2009, the balance due and owing including accrued interest was $52,375.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

MATERIAL COMMITMENTS - continued

Lease Agreement Guarantor

We are a guarantor of a lease agreement effective September 1, 2007 that obligates us under conditions of default by a previously related party lessee (a company which had two directors in common with us), to pay for the entire lease relating to our Tucson, Arizona office until the end of the lease term through October 31, 2010 or as amended and renewed. As at July 31, 2009, the gross value of the guarantee was $212,774. As of the date of this Quarterly Report, the lessee has defaulted on the lease and subsequently moved offices. The potential liability as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is $212,714. Negotiations by the lessee to settle this potential liability is currently underway.
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

As of April 30, 2009, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this annual report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Internal Controls and Procedures Over Financial Reporting

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

As of April 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, we concluded that, during the period covered by this report, such internal controls and procedures were somewhat effective but not by all criteria utilized.  Therefore conclusions were that internal control over financial reporting was not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. To some degree however, a mitigating factor was the relatively minor scale of operations during the year that did not warrant a more elaborate system to reduce risks further, and a concentration on exploration initiatives in Chile while only maintenance initiatives that were prevalent on our prospects in Peru and Mexico.

The matters involving internal controls and procedures that our management considered to be continuing material weaknesses under COSO and SEC rules were:

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

The aforementioned material weaknesses were identified by our Chief Executive Officer / Chief Financial Officer in connection with the preparation of our financial statements as of April 30, 2009 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (1) to (5) above did not have a material affect on our financial results due to our current scale and scope of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Internal Controls and Procedures Over Financial Reporting  - continued

We are committed to improving our financial organization. As part of this commitment, we intend to create control situations resulting in the segregation of duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us to:

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

iii)	ineffective controls over period end financial close and reporting processes.

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

Of the material weaknesses identified in last year’s annual report, we were able to correct the lack of a functioning audit committee.  Our audit committee is comprised of a majority of independent directors and met on occasions required to effect establishment of basic quarterly review and monitoring of financial reporting.  In addition, the same independent members of the audit committee are members of both the ethics and compensation committees with such committees meeting to review compensation issues during the fiscal year.  Full compliance with internal controls and procedures affecting financial reporting is still however defective.

ITEM 4.  CONTROLS AND PROCEDURES

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

This Quarterly Report does not include an attestation report of our registered public accounting firm, DMCL, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

The audit committee has reviewed and discussed with management our audited financial statements as of and for the three month period ended July 31, 2009. The audit committee has also discussed with DMCL the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from DMCL required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with DMCL their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Quarterly Report on Form 10-Q for the three month period ended July 31, 2009 filed with the Securities and Exchange Commission.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective on August 15, 2009, our Board of Directors authorized the settlement of debt with those certain creditors (collectively, the “Creditors”), which debt consisted of outstanding convertible notes, advances, promissory notes, services, accrued interest and other amounts aggregating $1,746,607 (the “Aggregate Debt”). The Aggregate Debt was satisfied in accordance with the issuance of an aggregate 4,366,522 shares of our restricted common stock at $0.40 per share (the “Common Stock”).

Of the 4,366,522 shares of Common Stock, 1,313,102 shares were issued in accordance with the debt settlements were to non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”) and 3,053,420 shares were issued in accordance with the debt settlements were to United States residents in reliance on Regulation D promulgated under the Securities Act. The shares of Common Stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Creditors each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Included in the Aggregate Debt, $1,221,367 of the debts settled were with related parties; $176,757 was for services rendered, and $1,044,610 was for direct advances, promissory notes, and interest. Settlements with related parties are summarized as follows:

(i)	our President and director settled $17,757 of amounts due for services rendered with 44,393 common shares;

(ii)	our VP Exploration and director settled $76,500 of amounts due for services rendered with 191,250 common shares; and

(iii)
our Chief Operating Officer and director settled $82,500 of amounts due for services rendered with 206,250 common shares, $126,202 in advances provided to the Company for 315,506 common shares, and a company with this director in common settled $918,408 in advances, promissory notes, and interest provided to the Company for direct expenditures incurred in Chile for 2,296,021 common shares;

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZORO MINING CORP.

Dated: September 14, 2009	By:	/s/ ANDREW BRODKEY
Andrew Brodkey
President/Chief and Executive Officer

Dated: September 14, 2009	By:	/s/ JAS BUTALIA
Jas Butalia
Chief Financial Officer