Form 10-Q
period 2009-10-31
Zoro Mining Corp.
filed 2009-12-21
CIK 1329484

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended October 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

Commission File No. 333-127388

Zoro Mining Corp. (Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 17, 2009
Common Stock, $0.00001	28,401,536*

*In accordance with the Reverse Stock Split effectuated April 2009, which decreased the total issued and outstanding shares of common stock on a 20 old shares for 1 new share basis.

ZORO MINING CORP.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZORO MINING CORP.

(An Exploration Stage Company)

Interim Consolidated Financial Statements
October 31, 2009
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

Page

Interim Consolidated Balance Sheets as at October 31, 2009 (unaudited) and April 30, 2009 (audited).	5

Interim Consolidated Statements of Operations for the 6 months and 3 months ended October 31, 2009 and October 31, 2008 and the period from inception to October 31, 2009.	6

Interim Consolidated Statements of Cash Flows for the 6 months ended October 31, 2009 and October 31, 2008 and the period from inception to October 31, 2009.	7

Interim Consolidated Statements of Changes in Stockholders' Equity (Deficiency) from inception to October 31, 2009.	8

Condensed Notes to the Interim Consolidated Financial Statements.	9

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at October 31, 2009 and April 30, 2009
Amounts expressed in U.S. dollars

	Unaudited October 31, 2009 $	April 30, 2009 $

CURRENT ASSETS
Cash	3,035	4,485
Other receivables	-	6,072

Total Current Assets	3,035	10,557

EQUIPMENT (Note 3)	286,778	339,305
MINERAL PROPERTIES	635,910	635,910

TOTAL ASSETS	925,723	985,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	401,109	456,859
Promissory notes payable (Note 5)	479,164	706,312
Due to related parties (Note 4)	708,456	1,534,594

Total Current Liabilities	1,588,729	2,697,765

CONVERTIBLE NOTE (Note 5)	118,761	136,651
DEFERRED INCOME TAX LIABILITY	216,208	216,208
Total Liabilities	1,923,698	3,050,624

Stockholders’ Deficiency
Capital stock (Note 6) 180,000,000 common shares authorized, $0.00001 par value
8,711,536 shares issued and outstanding (2008 – 4,345,014)	914	869
Additional paid-in capital	6,782,227	5,035,664
Equity component of convertible notes (Note 5)	126,701	84,026
Subscriptions Received	45,000	-
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(7,987,317)	(7,219,911)

Total Stockholders’ Deficiency	(997,975)	(2,064,852)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	925,723	985,772

GOING CONCERN   (Note 1)
COMMITMENTS AND CONTINGENCIES (Note 7)
RELATED PARTY TRANSACTIONS (Note 4)
SUBSEQUENT EVENTS (Note 8)

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
Amounts expressed in U.S. dollars
Unaudited – prepared by management

	For the Three Months Ended October 31, 2009	For the Three Months Ended October 31, 2008	For the Six Months Ended October 31, 2009	For the Six Months Ended October 31, 2008	Cumulative Since Inception to October 31, 2009
	$	$	$	$	$
Expenses
Bad Debt	-	-	-	-	136,250
Depreciation	25,818	26,200	52,528	52,252	231,736
Donated services	-	-	-	-	25,500
Filing and transfer agent fees	2,125	2,885	5,823	5,040	32,337
Impairment of mineral property costs	-	-	-	-	420,298
Management and administration fees (Note 4)	114,699	177,851	250,266	322,648	1,531,573
Mineral exploration costs (Note 2)	154,559	522,809	324,237	1,403,110	4,448,476
Office and general (Note 4)	37,396	88,543	108,271	179,273	751,371
Professional fees	14,461	58,036	26,281	85,249	477,822
	(349,058)	(876,324)	(767,406)	(2,047,572)	(8,055,363)
Other income
Interest income	-	1,875	-	3,750	68,046

Net loss	(349,058)	(874,449)	(767,406)	(2,043,822)	(7,987,317)

Basic and diluted loss per common share	(0.04)	(0.20)	(0.12)	(0.47)

Weighted average number of common shares outstanding - basic and diluted	7,952,141	4,345,014	6,147,151	4,340,893

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
Amounts expressed in U.S. dollars
(Unaudited – prepared by management)

	For the Six Months Ended October 31, 2009 $	For the Six Months Ended October 31, 2008 $	Cumulative Since Inception to October 31, 2009 $

Cash Flows Used In Operating Activities

Net loss	(767,406)	(2,043,822)	(7,987,317)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	52,528	52,252	231,736
Non-cash management fees	-	100,000	329,293
Accrued interest income	-	(3,750)	(11,250)
Accrued interest expense	39,028	-	62,811
Accretion of interest on convertible note	24,785	-	45,462
Bad debt	-	-	136,250
Impairment of mineral properties	-	-	420,298
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in operating assets and liabilities:
Decrease in prepaid expenses	-	1,726	-
Decrease in other receivables	6,072	9,327	-
Increase in due to related parties	372,375	1,098,968	1,906,969
Increase in accounts payable and accrued liabilities	155,168	338,887	612,027

Net Cash Used in Operating Activities	(117,450)	(446,412)	(4,219,221)

Cash Flows Used In Investing Activities
Purchase of equipment	-	(8,915)	(518,513)
Loan receivable	-	-	(125,000)

Net Cash Used In Investing Activities	-	(8,915)	(643,513)

Cash Flows From Financing Activities
Promissory note payable	71,000	397,000	753,529
Convertible note	-	200,000	200,000
Proceeds from common stock issuances and subscriptions	45,000	-	3,912,240

Net Cash From Financing Activities	116,000	597,000	4,865,769

Increase (Decrease) in Cash	(1,450)	(141,673)	3,035

Cash – Beginning	4,485	68,551	–

Cash – Ending	3,035	210,224	2,674

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
From April 20, 2004 (Date of Inception) to October 31, 2009
Amounts Expressed in U.S. dollars
(Unaudited – Prepared by Management)

				Equity		Deficit
				Component		Accumulated
			Additional	Of	Common	During the
			Paid-in	Convertible	Stock	Exploration	Donated
	Common Stock		Capital	Debt	Subscriptions	Stage	Capital	Total
	#	$	$	$	$	$	$	$

Balance – April 20, 2004 (Date of Inception)	–	–	–	–	–	–	–	–
Issuance of common shares for cash
at $.0002/share	7,200,000	1,440	(1,400)	–	(40)	–	–	–
Net loss for the period	–	–	–	–	–	(1,858)	–	(1,858)
Balance – April 30, 2004	7,200,000	1,440	(1,400)	–	(40)	(1,858)	–	(1,858)
Issuance of common shares for cash
at $.0002/share	1,800,000	360	(350)	–	(10)	–	–	–
Share subscriptions received	–	–	–	–	40	–	–	40
Donated rent and services	–	–	–	–	–	–	10,500	10,500
Net loss for the year	–	–	–	–	–	(32,480)	–	(32,480)
Balance – April 30, 2005	9,000,000	1,800	(1,750)	–	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	–	–	–	–	10	–	–	10
Donated rent and services	–	–	–	–	–	–	12,000	12,000
Net loss for the year	–	–	–	–	–	(12,690)	–	(12,690)
Balance – April 30, 2006	9,000,000	1,800	(1,750)	–	–	(47,028)	22,500	(24,478)
Issuance of common shares for cash
at $0.0544/share	1,822,500	364	100,886	–	–	–	–	101,250
Share subscriptions received	–	–	–	–	2,600,000	–	–	2,600,000
Donated rent and services	–	–	–	–	–	–	12,000	12,000
Net loss for the year	–	–	–	–	–	(220,450)	–	(220,450)
Balance – April 30, 2007	10,822,500	2,164	99,136	–	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit (Note 6(a))	157,514	32	3,765,908	–	(2,600,000)	–	–	1,165,940
Share cancellation (Note 7(a))	(6,642,500)	(1,328)	1,328	–	–	–	–	–
Fair value of warrants issued for mineral properties (Note 3)	–	–	840,000	–	–	–	–	840,000
Fair value of warrants issued for services (Note 7(b))	–	–	209,293	–	–	–	–	209,293
Net loss	–	–	–	–	–	(3,539,499)	–	(3,539,499)
Balance – April 30, 2008	4,337,514	868	4,915,665	–	–	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	–	–	–	–	120,000
Equity component of convertible note	–	–	–	84,026	–	–	–	84,026
Net loss	–	–	–	–	–	(3,412,934)	–	(3,412,934)
Balance – April 30, 2009	4,345,014	869	5,035,664	84,026	–	(7,219,911)	34,500	(2,064,852)
Subscriptions (Note 6)				–	45,000	–	–	45,000
Shares issued in exchange for retirement of notes and other debt (Note 6)	4,366,522	45	1,746,563	–	–	–	–	1,746,608
FV adjustment on convertible note – (Note 5)				42,675				42,675
Net loss	–	–	–	–	–	(767,406)	–	(767,406)
Balance – October 31, 2009	8,711,536	914	6,782,227	126,701	45,000	(7,987,317)	34,500	(997,975)

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009 (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2009
Amounts expressed in U.S. dollars
(Unaudited – prepared by management)

1.
Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of Zoro Mining Corp. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and ultimately the attainment of profitable operations. As at October 31, 2009, the Company has accumulated losses of $7,987,317 since inception and has a working capital deficiency of $1,585,694. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In conjunction with the April 22, 2009 reverse share consolidation, the Company plans to finance its activities utilizing debt and equity instruments that should be more favorably received by the investment community due to the corporate restructuring.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
Amounts expressed in U.S. dollars
(Unaudited – prepared by management)

2.	Mineral Properties

Mineral exploration costs by area of exploration for the six months ended October 31, 2009 and 2008 were as follows:

	Six Months Ended October 31, 2009	Six Months Ended October 31, 2008
Chile
Drilling	$-	$285,137
Field supplies	1,808	43,713
Geological, mapping and survey	11,234	494,793
Property maintenance	5,655	126,853
Site administration	237,840	322,480
Travel	30,200	60,101
	286,737	1,333,077
Peru
Field supplies	-	-
Geological, mapping and survey	-	-
Property maintenance	-	-
Site administration	22,500	41,000
Travel	-	4,033
	22,500	45,033
Mexico
Geological, mapping and survey	-	-
Property maintenance	-	-
Site administration	15,000	25,000
	15,000	25,000
Total	$324,237	$1,403,110

3.	Equipment Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.

	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
	October 31, 2009	October 31, 2009	October 31, 2009	April 30, 2009
North America
Computers	$7,020	$5,673	$1,347	$2,082
South America
Computers	3,315	2,141	1,174	1,727
Furniture	12,639	5,008	7,631	8,919
Exploration equipment	14,204	6,287	7,917	9,438
Vehicles	105,752	37,898	67,854	78,727
Earth moving equipment	375,583	174,728	200,855	238,412
	511,493	226,062	285,431	337,223

Total	$518,513	$231,735	$286,778	$339,305

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
Amounts expressed in U.S. dollars
(Unaudited – prepared by management)

4.
Related Party Transactions

During the six months ended October 31, 2009, the Company incurred the following amounts to officers, directors, and other related parties to the Company.  All unpaid balances due to related parties are unsecured, and only cash advances may bear interest at stated rates of 8-10% per annum simple interest if formalized into promissory notes.

a)
incurred $45,000 (2008: $45,000) to a director and officer of the Company for geological services rendered.  An aggregate of $53,870 (April 30, 2009: $85,370) was owed this director at October 31, 2009 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs.  Certain of these debts were settled for common shares on August 15, 2009 (Note 6);

b)
incurred to a director and officer of the Company $45,000 (2008: $45,000) for management of South American exploration with such costs recorded as mineral exploration costs.  An aggregate of $419,625 (April 30, 2009: $504,007) was owed to this director for unpaid fees and reimbursement of direct expenses at October 31, 2009.  Certain of these debts were settled for common shares on August 15, 2009 (Note 6);

c)
incurred to a director and officer of the Company $73,735 (2008: $83,614) for management services with respect to the administration of the Company.  An aggregate of $80,955 (April 30, 2009: $26,809) was owed to this officer at October 31, 2009 for unpaid services and reimbursement of expenses.  Certain of these debts were settled for common shares on August 15, 2009 (Note 6);

d)	paid an officer of the Company $17,139 (2008: $22,023) for administrative services;

e)
the Company incurred a total of $193,006 (2008: $835,538) to a private Chilean company with a director in common that provides exploration services to the Company in Chile, with such costs recorded as exploration costs in Chile, South America.  An aggregate of $154,006 (April 30, 2009: $918,408) was owed at October 31, 2009.  Certain of these debts were settled for common shares on August 15, 2009 (Note 6).

5.
Convertible and Promissory Notes

Convertible Notes

On October 31, 2008, the Company issued a $200,000 6% convertible note with a term to October 31, 2010, convertible into units at $3.20 per unit for a period of two years.  Each unit is comprised of one common share and one share purchase warrant exercisable at $5 per share for a two year term from the date of conversion. The convertible debt was allocated between its debt and equity components on a relative fair value basis with the fair value of the debt portion ($115,974) being determined based on an estimated fair value discount rate of 15% and the fair value of the equity portion ($84,026) being determined using the Black-Scholes pricing model for the embedded share and warrant issuable upon conversion, and utilizing an expected life of 2 years, a risk free interest rate average of 1.56%, a dividend yield of 0%, and an expected volatility of 140%.  The Company will record further interest expense above the stated 6% per annum rate over the term of the convertible note of $84,026 resulting from the difference between the stated value and carrying value at the date of issuance using the effective interest rate method.  At October 31, 2009, $45,462 in accretion interest has been recorded resulting in an aggregate convertible note carrying value at that date of $161,436 (April 30, 2009: $136,651).

Effective October 31, 2009, corresponding to other ongoing financings and debt settlements, the Company amended the conversion price on this convertible note to $0.40 per unit with all other terms, including the exercise price of the underlying warrant, being unchanged.  The estimated fair value of the modified equity component of this instrument totaling $42,675 was recorded as a reduction of the carrying value of the convertible note and a further charge to equity component of convertible debt in stockholders’ equity.  As at October 31, 2009, the resulting convertible debt carrying value is $118,761 (April 30, 2009 - $136,651).  The Company will record further interest expense of $45,675 over the term of the convertible note, above the stated 6% per annum rate and the initial $84,026 conversion feature.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
Amounts expressed in U.S. dollars
(Unaudited – prepared by management)

5.
Convertible and Promissory Notes - continued

Promissory Notes

During the year ended April 30, 2009, the Company borrowed $437,000 from an unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing. On June 29, 2009, the Company borrowed an additional $20,000 from this unrelated company by way of a promissory note bearing interest at 10% per annum and due twelve months from signing. Certain of these debts were settled for common shares on August 15, 2009 (Note 8). At October 31, 2009 the balance owing including interest was $211,459 (April 30, 2009: $458,471).

During the year ended April 30, 2009, the Company borrowed $48,529 from an unrelated company by way of promissory notes bearing interest at a rate of 8% per annum and due six months from signing. During the six months ended October 31, 2009, the Company borrowed an additional 19,000 at 8% interest from this unrelated company. Certain of these debts were settled for common shares on August 15, 2009 (Note 8). At October 31, 2009, the balance owing including interest was $39,425 (April 30, 2009: $50,841).

During the year ended April 30, 2009, the Company borrowed $430,000 from a related party by way of non interest bearing promissory notes which are unsecured and repayable on demand.  At October 31, 2009 the balance owing was $196,000 (April 30, 2009: $197,000).

During the six months ended October 31, 2009, the Company borrowed $32,000 at 8% interest from unrelated companies. At October 31, 2009, the balance owing including interest was $32,280 (April 30, 2009: $0).

6.	Capital Stock

a)
On August 15, 2009, the Company issued 4,366,522 shares of common stock to various related and unrelated parties in exchange for retirement of promissory notes, advances, services, and other debts in the aggregate amount of $1,746,607 at 0.40 per share.  Of an aggregate of $1,221,367 of the debts settled with related parties, $176,757 was for services rendered, and $1,044,610 was for direct advances, promissory notes, interest, and third party expenses incurred. Settlements with related parties are summarized as follows:

1.	our President and director settled $17,757 of amounts due for services rendered with 44,393 common shares;

2.	our VP Exploration and director settled $76,500 of amounts due for services rendered with 191,250 common shares; and

3.
our Chief Operating Officer and director settled $82,500 of amounts due for services rendered with 206,250 common shares, $126,202 in advances provided to the Company for 315,506 common shares, and a company with this director in common settled $918,408 in advances, promissory notes, and interest provided to the Company for direct expenditures incurred in Chile for 2,296,021 common shares;

In October, 2009 the Company received $45,000 in advance of issuing shares of common stock related to a private placement (Note 8).

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2009
Amounts expressed in U.S. dollars
(Unaudited – prepared by management)

6.
Capital Stock - continued

Between May 4, 2007 and October 11, 2007, and in connection with a private placement, the Company issued in four tranches a total of 157,520 warrants (3,150,400 pre-reverse stock split) to purchase common shares stock at a price of $30 ($1.50 pre-reverse stock split) until October 31, 2009. In addition, 5,040 (100,800 pre-reverse stock split) warrants were paid to consultants as finders’ fees. These warrants have the same terms and conditions as the warrants in the private placement.  The fair value of these warrants at the date of grant of $1,218,136 was estimated using the Black-Scholes warrant pricing model with an expected life of 2 years, a risk free interest rate average of 4.31%, a dividend yield of 0%, and an expected volatility of 40%. The warrants subsequently expired unexercised.

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007	-	-	-
Granted during the year	436,060	21.37	2.00
Balance, April 30, 2008	436,060	21.37	1.22
Granted during the year
Balance, April 30, 2009	436,060	21.37	0.22
Expired during the year	(436,060)	14.00	-
Balance, October 31, 2009	-	-	-

7.
Commitments and Contingencies

On May 1, 2007, the Company entered into a corporate support services agreement effective January 1, 2007 with a third party to perform office and administrative services for approximately $12,000 per month.

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company with two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson, Arizona office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at October 31, 2009, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and subsequently moved offices. The potential liability, if any, as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is presently not determinable and negotiations by the lessee to settle this potential liability with the landlord are ongoing.

8.
Subsequent Events

The Company has reviewed subsequent events up to December 4, 2009.

On November 9, 2009, the Company issued 90,000 shares of common stock at a price of $0.50 for a total of $45,000 as part of a private placement. As part of the placement the subscribers are entitled to one purchase warrant per share at a price of $.75 for a period of 24 months from the date of issuance. The proceeds were received in advance in October, 2009. Cash fees of $3,150 and 2,800 warrants with like terms to those issued in the private placement were paid or accrued in connection with these issuances.

From November 20, 2009 through December 4, 2009, the Company received subscriptions for 200,000 units comprised of shares of common stock at a price of $0.50 and 200,000 warrants to purchase 200,000 common shares at $0.75 per share for a two year period from the date of issue for a total of $100,000 as part of a private placement. Cash fees of $7,000 and 14,000 warrants with like terms to those issued in the private placement will be paid in connection with these subscriptions.   The Company issued the 200,000 common shares and 214,000 warrants in connection with these subscriptions and costs.

On November 24, 2009, the Company finalized the acquisition of twelve property mineral exploration concessions covering nearly 3,600 hectares in a dry lake bed with inflow waters and subsurface brines known as the Piedra Parada Salar, and eight mineral exploration concessions encompassing roughly 2,300 hectares at the Fritis precious metals project, both located in Chile’s Atacama Region III, for the issuance of 19,400,000 restricted shares of common stock. The Company granted to one of the vending parties, a 2% net smelter return royalty (“NSR”) on the proceeds of any production from each of the properties capped at $6,000,000 at each property, one-half of which at each property can be repurchased by the Company at any time before commencement of any production at that property for the sum of $2,000,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Zoro Mining Corp. was incorporated under the laws of the State of Nevada on April 20, 2004 under the name “Rochdale Mining Corp”. Effective March 19, 2007, we merged with a wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of merger filed with the Nevada Secretary of State. The merger was in the form of a parent/subsidiary merger with Rochdale Mining Corp. as the surviving corporation. Upon completion of the merger, our corporate name was changed to “Zoro Mining Corp.” and our Articles of Incorporation were amended to reflect this name change. As of the date of this Quarterly Report, we are engaged in the acquisition and exploration of mineral properties located in South America and Mexico.  We currently have interests in an aggregate of approximately 45,214 gross acres located in Chile and Peru, and a further 6,822 gross acres located in Mexico, targeting gold, copper and platinum. After the effective date of our registration statement filed with the Securities and Exchange Commission (November 1, 2007), we commenced trading on the Over-the-Counter Bulletin Board.   Our current symbol is “ZORM.OB”.

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

Subsidiaries

During May 2007 through July 2007 and in accordance with applicable local laws and regulations in Chile, Peru and Mexico, we incorporated three wholly-owned subsidiaries in Chile, Peru and Mexico as follows: Sociedad Zoro Chile Limitada, in Chile, South America; Zoro Mining SAC, in Peru, South America; and Aravena Mexicana, SA in Mexico. We have completed initial property transfers in Chile, and have prepared for the transfer of title to our property interests in Peru to Zoro Mining SAC pending payment of required fees.  Property transfers in Mexico are pending from Aravena Internacional SA to Aravena Mexicana SA in Mexico pending the payment of required fees.

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

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration company currently engaged in the exploration, acquisition and development of property located in South America and Mexico. We plan to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. We currently have interests in an aggregate of approximately 40,274 net acres located in Chile, approximately 4,940 net acres in Peru, and a further 6,822 gross acres located in Mexico, targeting gold, copper and platinum.

We recently acquired a 100% interest twelve property mineral exploration concessions covering 3,600 hectares in a dry lake bed with inflow waters and subsurface brines known as the Piedra Parada Salar, and eight mineral exploration concessions encompassing roughly 2,300 hectares at the Fritis precious metals project, both located in Chile’s Atacama Region III. The Piedra Parada concessions are subject to a prior agreement which granted the rights to extract and exploit lithium, light metals and commercial salts (“Lithium Materials”) to a third party. In addition, 5 of the 12 Piedra Parada concessions acquired, covering 1,500 hectares, were obtained by overstaking and are subject to the rights of senior interest holders.

Our current acreage and location of our property is summarized as follows:

Location	Project	Exploration Target	Concession Acres
Sonora, Mexico	The Las Animas Project	Gold, Copper	6,822
Chile, South America	The Costa Rica Project	Gold, Copper	4,817
Chile, South America	The Escondida Project	Gold, Platinum	5,063
Chile, South America	The Rio Sur Project	Gold, Copper	2,840
Chile, South America	Don Beno Project	Gold, Copper	14,574
Chile, South America	The Piedra Parada (1)	Gold, Silver, Paladium	7,920	(1)
Chile, South America	Fritis Project	Gold	5,060
Peru, South America	The Yura Project	Gold	4,940
		Total Net Acreage:	52,036

(1) 3,300 acres were obtained by overstaking and are subject to the senior rights of third parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

MINERAL ASSETS OPTION AGREEMENT - 2009

Effective on November 24, 2009, our Board of Directors authorized the execution of a mineral assets option agreement dated effective as of September 23, 2009 (the “Mineral Assets Agreement”) among each of Sociedad Gareste Limitada (“Gareste”), Twaine Assets SA, Agosto Corporation Limited, Yu Cui, Zhao Heng, Ye Bin, Sun Suzhuan and Chen Zou (collectively, the “Parties”). In accordance with and subject to the terms and provisions of the Mineral Assets Agreement, we acquired a 100% legal and beneficial interest in and to  twelve property mineral exploration concessions covering 3,600 hectares in a dry lake bed with inflow waters and subsurface brines known as the Piedra Parada Salar, and eight mineral exploration concessions encompassing roughly 2,300 hectares at the  Fritis precious metals project, both located in Chile’s Atacama Region III (collectively, the “Mineral Property Interests”). As of the date of this Quarterly Report, we have duly exercised the option and acquired the Mineral Property Interests. Said Mineral Property Interests are being duly conveyed to our Chilean subsidiary through notarized instruments, publication and other requirements in accordance with Chilean laws. The Piedra Parada concessions are subject to a prior agreement which granted the rights to extract and exploit lithium, light metals and commercial salts (“Lithium Materials”) to a third party. In addition, 5 of the 12 Piedra Parada concessions acquired, covering 1,500 hectares, were obtained by overstaking and are subject to the rights of senior interest holders.

 In further accordance with the terms and provisions of the Mineral Assets Agreement, we: (i) issued on December 2, 1009 an aggregate of 19,400,000 restricted shares of our common stock proportionately to the vending Parties; (ii)  caused to be paid all underlying option, regulatory and governmental payments and assessment work required to keep the Mineral Property Interests in good standing; and (iii) granted to one of the vending parties, Gareste, a 2% net smelter return royalty (“NSR”) on the proceeds of any production from each of the Piedra Parada and Fritis properties capped at $6,000,000 at each property, one-half of which at each property can be repurchased by us at any time before commencement of any production at that property for the sum of $2,000,000. See “Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds.”

At both Piedra Parada and Fritis, we anticipate that we will prepare NI 43-101 Technical Reports, and if warranted, commission exploration programs focusing on the precious metal potential of the surface minable or otherwise developable portions of these properties.

Previous work by Gareste at the Piedra Parada project in the 1990’s included surface and auger drill field testing and sampling of the sediments and inflow streams, which identified precious metal anomalies.  Under the agreement granting the  rights to Lithium Materials in the Piedra Parada concessions to a third-party,  Gareste retained  a 2% NSR  royalty on Lithium Materials together with other rights and payments.  As part of this acquisition, Gareste has conveyed the NSR and other rights and payments at Piedra Parada to the Company .

MINERAL PROPERTY ACQUISITION AGREEMENT - 2007

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

In order to complete the acquisition of the Property, three wholly-owned subsidiaries in each of Peru, Chile and Mexico were incorporated by us to beneficially hold property titles in each country in order to comply with all applicable laws relating thereto. As of the date of this Quarterly Report, all properties have been transferred to our respective wholly-owned subsidiaries in each of Chile and Mexico, while Peru Property related interests have been executed for transfer by the Vendors and have been submitted to Zoro’s Peruvian subsidiary’s (Zoro Mining SAC) property transfer notary to complete the transfer.  In order to complete the acquisition of the Property, we further caused one of our existing founding shareholders to sell an aggregate of 1,775,000 (35,500,000 pre 1:20 reverse split shares) restricted shares of common stock held of record by such shareholder to the Vendors at an aggregate purchase price of U.S. $0.00001 per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION – continued

MINERAL PROPERTY ACQUISITION AGREEMENT – 2007 – continued

On May 18, 2007, we issued an aggregate 233,500 warrants to purchase shares of our restricted common stock at a price of $14.00 per share for an exercise term until May 18, 2009 for finders’ fees in connection with the Property, of which 40,425 warrants were issued to our Chief Executive Officer/President. These warrants lapsed according to their terms.

As of the date of this Quarterly Report, we have paid and will continue to pay to, or on the Vendors' behalf, all underlying regulatory, maintenance, and governmental payments and assessment work required to keep the mineral property interests comprising the Property and any underlying option agreements respecting any of the mineral property interests comprising the Property in good standing through the calendar year of 2009. We have been concentrating our exploration initiatives primarily on our 4,940 acre Yura gold prospect located near Arequipa, Peru, and on our 14,574 acre Don Beno gold and copper project near Copiapo, Chile, and on our 5,063 acre Escondida gold project.

Impairment of Certain Acquisition Costs

We have impaired acquisition costs in the amount of $420,298 (net of deferred tax recovery of $216,208) during the year ended April 30, 2009 related to certain Mexican and Chilean properties not explored to date.  The decision to impair these costs were based on management’s expectation of exploration priorities on certain of our targets in Chile and Peru, current financial market conditions, limited exploration budgets, and lack of explorations undertaken to date on certain properties acquired. The properties where acquisition costs were impaired included our Las Animas claims in Mexico, and Rio Sur and Costa Rica claims in Chile.  We intend to keep all properties impaired in good standing for future exploration and development.

Don Beno Property - Chile

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

As of September 9, 2008, we had completed Phase I, a 1930 meter (5,790 feet) diamond drilling program at Don Beno. This first-phase program included eight holes designed to drill initial targets identified from a geophysical I.P. survey finalized in April, 2008 by HydroGeophysics of Tucson, Arizona. The eight holes ranged in depth from 116 to 690 meters, and encountered mineralized sulfide zones which closely correlated to the interpretations of the two largest IP anomalies identified by the geophysical survey. The largest anomaly measured 2 by 4 km in size. In particular, one of the drill holes intersected over 200 meters of the Nantoco formation, a calcareous, volcaniclastic sedimentary black shale unit which is known to host gold and precious metal mineralization in the immediate area.  Assay results from Zoro’s Phase I diamond drilling program are on hold pending sufficient funding to proceed and complete.

Escondida Project - Chile

We have acquired a 100% interest in approximately 5,063 acres of exploration properties which covers the Escondida property. The Escondida precious metals project is located in Chile's 3rd Region, (or Atacama Region), 20 kilometers south of the port city of Caldera, and approximately 65 kilometers from Copiapó, the region's capital, along 40 kilometers of the paved Pan American highway, and 25 kilometers of improved graded secondary roads, all of which are maintained by the Chilean government. In 2007 and 2008 we  conducted lab gravity concentration tests for recovery of gold, silver and platinum group metals, and leaching tests for recovery from gold and silver concentrates. Mapping and exploratory drilling were  other concurrent exploratory initiatives.  An option agreement for the joint development of this property had been executed with Michael Kobler (see “Escondida Option Agreement”), but the option has at the date of this Quarterly Report lapsed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION – continued

MINERAL PROPERTY ACQUISITION AGREEMENT – 2007 – continued

Escondida Option Agreement

Effective on August 18, 2008, we authorized the execution of an option agreement (the “Option Agreement”) with Michael H. Kobler (“Kobler”), whereby Kobler had the option to acquire an undivided 50% interest in our Escondida property (the “Escondida Property”). In accordance with the terms and provisions of the Option Agreement, Kobler had an exclusive three-month period commencing August 16, 2008 (the “Initial Term”) to perform due diligence relative to the Escondida Property. At any time prior to the end of the Initial Term, Kobler could elect to give us notice to commence to earn the undivided 50% interest in the Escondida Property (the “Election Notice”), whereby: (i) Kobler would have engaged in a series of proposed financings on our behalf; (ii) based upon certain closing dates of proposed financings, Kobler would have been responsible for payment of his share of certain budgeted costs of exploration and drilling programs at the Escondida Property; and (iii) we would have remained as operator of the Escondida Property.

 It was proposed that at the time Kobler earned the undivided 50% interest in the Escondida Property, we would have entered into a joint venture agreement with Kobler. At the date of this Quarterly Report, the Option Agreement has lapsed and the joint venture funding prospects relating to the Escondida Property will not be consummated.

Kobler undertook trenching, sampling, and laboratory analytical work, all at his expense, under the Option Agreement. All of the data resulting from Kobler’s efforts has been obtained by the Company, and will serve as the basis for further exploration and other work at the Escondida Property.

The Yura Project - Peru

We acquired a 100% interest in approximately 4,940 acres of exploration properties which covers the Yura property. The Yura mining district is located some 40 kilometers west of the City of Arequipa, Peru. Arequipa is a mining and tourism center for southern Peru with a population of 1 million, with international airport service. A number of mining claims have been acquired and are fully constituted. These claims cover portions of a large granodioritic batholith which is the host rock to a series of quartz veins containing important values of free milling gold. More than a dozen major veins have been located on the Yura Property, about half of which have been sampled in outcrops and workings. The samples assayed indicated gold values. In addition, the Company since 2008 has developed considerable road infrastructure to gain access to veins and adjacent areas believed to contain disseminated gold.

Las Animas Project - Mexico

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

Rio Sur and Costa Rica Projects - Chile

Work conducted during the year consisted of claims maintenance.  These projects are held for future exploration as resources and adequate exploration budgets become available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION – continued

MINERAL PROPERTY ACQUISITION AGREEMENT – 2009

Piedra Parada Salar Gold Project - Chile

Piedra Parada lies roughly 310 kilometers to the northeast of Copiapó, the capital of Region III, via paved highway and improved roads, and is at an elevation of over 4,000 meters. The Company has purchased 12 concessions at Piedra Parada covering 3,600 hectares, subject  to a contract (the “Lithium Contract”) conveying the  rights to extract and exploit lithium, light metals and commercial salts (“Lithium Materials”) from the concessions. In addition to the concessions, the Company received a conveyance of a NSR royalty on Lithium Materials and the right to receive property maintenance payments under the Lithium Contract. In addition, 5 of the 12 Piedra Parada concessions acquired, covering 1,500 hectares, were obtained by overstaking and are subject to the rights of senior interest holders.

The properties are accessed by traveling north on a highway for approximately 140 km to the town of Diego del Amagro, then east/southeast on a highway for approximately 120 kilometers, then traversing eastward for 50 kilometers along improved secondary roads. Copiapo is the capital of Chile's 3rd Region, with a population of approximately 150,000 people, and an operating base for many of the larger regional mining projects of such companies as Anglo American, Phelps Dodge, Barrick Gold, Codelco Chile, etc.

The salar is very remote and no infrastructure, other than roads, and brine water in the deposit, exists at the site. Accordingly, all personnel, power, equipment and materials will have to be imported.

Mineralized potential within Piedra Parada can be placed within three subsets:

1.
Inflow waters, including snowmelt, rainfall, thermal springs and surface inflow streams, which are a renewable resource and, from an economic perspective, which are thought to contain primarily precious metals;

2.	Underground brine waters, anticipated to principally contain concentrated, dissolved salts of lithium and other light metals;

3.	Uplifted sediments and brine muds which are believed to contain precious metals and potentially some light metal salts.

The Company expects that it will eventually undertake a drill-focused shallow exploration program, using augers, designed to identify a resource of gold contained in sediments, followed by a traditional bankable feasibility study.

Fritis Gold Project - Chile

The Company has acquired 8 recently-located mineral concessions covering approximately 2,300 hectares of exploration properties which are part of the Fritis gold project, located in Atacama Region III, Chile. Fritis lies roughly 40 kilometers to the south of Copiapó, via paved highway and improved roads, and is at an elevation of 500 meters.

The Fritis prospect is adjacent to Chile’s central interconnected electrical grid, with 110 and 220 KV lines in close proximity. The city of Copiapo is a major mining center, with airport connections to Santiago and other major mining centers in northern Chile, with a well-trained labor and professional work force.  The shipping port of Caldera is located 115 km north of Fritis.  The project also lies only 40 km east of the coastal area of Bahia Salado.   Until recently, Fritis was owned for the better part of the last decade by the Teck-Cominco group of companies.

The Company has obtained  data including laboratory results from a surface sampling program conducted in 2009 on fractures, veins, and shear-zones.

Zoro believes that the gold development project at Fritis will encompass a core drill-focused shallow exploration program designed to identify a resource of gold, followed by a traditional bankable feasibility study.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the six month period ended October 31, 2009 and October 31, 2008, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION – continued

RESULTS OF OPERATION - continued

 The following table sets forth selected financial information for the periods indicated.

	Six Month Periods Ended October 31, 2009 and October 31, 2008		For the Period from April 20, 2004 (inception) to October 31, 2009
	2009	2008
Expenses
Bad Debt	-0-	-0-	136,250
Depreciation	52,528	52,252	231,736
Donated services	-0-	-0-	25,500
Filing and transfer agent fees	5,823	5,040	32,337
Impairment of mineral property costs	-0-	-0-	420,298
Management and administration fees	250,266	322,648	1,531,573
Mineral exploration costs	324,237	1,403,110	4,448,476
Office and general	108,271	179,273	751,371
Professional fees	26,281	85,249	477,822
Total Expenses	$(767,406)	$(2,047,572)	$(8,055,363)
Other Income
Interest	-0-	3,750	68,046
Net Loss	$(767,406)	$(2,043,822)	$(7,987,317)

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

Six Month Period Ended October 31, 2009 Compared to Six Month Period Ended October 31, 2008.

Our net loss for the six month period ended October 31, 2009 was ($767,406) compared to a net loss of ($2,043,822) during the six month period ended October 31, 2008 (a decrease of $1,276,416). During the six month periods ended October 31, 2009 and 2008, we did not generate any revenue.

During the six month period ended October 31, 2009, we incurred expenses of $767,406 compared to $2,047,572 incurred during the six month period ended October 31, 2008 (a decrease of $1,280,166). These expenses incurred during the six month period ended October 31, 2009 and October 31, 2008 consisted of: (i) depreciation of $52,528 (2008: $52,252); (ii) filing and transfer agent fees of $5,823 (2008: $5,040); (iii) management and administration of $250,266 (2008: $322,648); (iv) mineral exploration costs of $324,237 (2008: $1,403,110); (v) office and general of $108,271 (2008: $179,273); and (vi) professional fees of $26,281 (2008: $85,249).

Expenses incurred during the six month period ended October 31, 2009 compared to the six month period ended October 31, 2008 decreased primarily due to the decrease in mineral exploration costs. The higher mineral exploration costs incurred in 2008 related to the acquisition of our properties in South America and Mexico and initial exploration initiatives across a range of prospects. Management and administration fees also decreased corresponding with streamlining efforts in the six months ended October 31, 2009 as compared with the same six month period in the preceding year. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION – continued

RESULTS OF OPERATION – continued

Expenses incurred during the six month period ended October 31, 2009 of $767,406 were offset by interest income of $-0- (2008: $3,750) resulting in a net loss of ($767,406) (2008: ($2,043,822)).

Our net loss during the six month period ended October 31, 2009 was ($767,406) compared to a net loss of ($2,043,822) during the six month period ended October 31, 2008. Our net loss during the six month period ended October 31, 2009 was ($0.12) per share compared to a net loss ($0.47) per share during the six month period ended October 31, 2008. The weighted average number of shares outstanding was 6,147,151 for the six month period ended October 31, 2009 compared to 4,340,893 for the six month period ended October 31, 2008 (as increased by the forward stock split effective April 2009 on a one for twenty (1:20) basis).

Three Month Period Ended October 31, 2009 Compared to Three Month Period Ended October 31, 2008

Our net loss for the three month period ended October 31, 2009 was ($349,058) compared to a net loss of ($874,449) during the three month period ended October 31, 2008 (a decrease of $525,391). During the three month periods ended October 31, 2009 and 2008, we did not generate any revenue.

During the three month period ended October 31, 2009, we incurred expenses of $349,058 compared to $876,324 incurred during the three month period ended October 31, 2008 (a decrease of $527,266). These expenses incurred during the three month period ended October 31, 2009 and October 31, 2008 consisted of: (i) depreciation of $25,818 (2008: $26,200); (ii) filing and transfer agent fees of $2,125 (2008: $2,885); (iii) management and administration of $114,699 (2008: $177,851); (iv) mineral exploration costs of $154,559 (2008: $522,809); (v) office and general of $37,396 (2008: $88,543); and (vi) professional fees of $14,461 (2008: $58,036).

Expenses incurred during the three month period ended October 31, 2009 compared to the three month period ended October 31, 2008 decreased primarily due to the decrease in mineral exploration costs. Management and administration fees also decreased corresponding with streamlining efforts in the three months ended October 31, 2009 as compared with the same three month period in the preceding year.

Expenses incurred during the three month period ended October 31, 2009 of $349,058 were offset by interest income of $nil (2008: $1,875) resulting in a net loss of ($349,058) (2008: ($874,449)).

Our net loss during the three month period ended October 31, 2009 was ($349,058) compared to a net loss of ($874,449) during the three month period ended October 31, 2008. Our net loss during the three month period ended October 31, 2009 was ($0.04) per share compared to a net loss ($0.20) per share during the three month period ended October 31, 2008. The weighted average number of shares outstanding was 7,952,141 for the three month period ended October 31, 2009 compared to 4,345,014 for the three month period ended October 31, 2008 (as increased by the forward stock split effective April 2009 on a one for twenty (1:20) basis).

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended October 31, 2009

As at the six month period ended October 31, 2009, our current assets were $3,035 and our current liabilities were $1,588,729, which resulted in a working capital deficiency of ($1,585,694). As at the six month period ended October 31, 2009, current assets were comprised of $3,035 in cash. As at the six month period ended October 31, 2009, current liabilities were comprised of: (i) $401,109 in accounts payable and accrued liabilities; (ii) $708,456 due to related parties; and (iii) $479,164 in promissory notes.

As at the six month period ended October 31, 2009, our total assets were $925,723 comprised of: (i) $3,035 in current assets; (ii) $286,778 in valuation of equipment (net of accumulated depreciation); and (iii) $635,910 in valuation of mineral properties compared to total assets of $985,772 as at fiscal year ended April 30, 2009. The slight decrease in total assets during the six month period ended October 31, 2009 from fiscal year ended April 30, 2009 was primarily due to the decrease in current assets and in valuation of equity (net of accumulated depreciation).

As at the six month period ended October 31, 2009, our total liabilities were $1,923,698 comprised of: (i) $1,588,729 in current liabilities; (ii) $118,761 in convertible notes; and (iii) $216,208 in deferred income tax liability. The decrease in liabilities during the six month period ended October 31, 2009 from fiscal year ended April 30, 2009 was primarily due to the settlement of debt consisting of convertible notes, advances, promissory notes, services and accrued interest. See “– Material Commitments” and “Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds.”

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION – continued

LIQUIDITY AND CAPITAL RESOURCES - continued

Stockholders’ deficit decreased from ($2,064,852) for fiscal year ended April 30, 2009 to ($997,975) for the six month period ended October 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended October 31, 2009, net cash flows used in operating activities was ($117,450) consisting primarily of a net loss of ($767,406). Net cash flows used in operating activities was adjusted by $52,528 for depreciation, $39,028 for accrued interest expense and $24,785 for accretion of interest on convertible note. Net cash flows used in operating activities was further changed by a decrease of $6,072 in other receivables and an increase of $372,375 in amounts due to related parties and of $155,168 in accounts payable and accrued liabilities. For the six month period ended October 31, 2008, net cash flows used in operating activities was ($446,412) consisting primarily of a net loss of ($2,043,822), and adjusted by $52,252 in depreciation, $100,000 for non-cash management fees and ($3,750) for accrued interest income. Net cash flows used in operating activities was further changed by a decrease of $1,726 in prepaid expenses and $9,327 in other receivables and by an increase of $1,098,968 due to related parties and of $338,887 in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the six month period ended October 31, 2009, net cash flows used in investing activities was $-0-. For the six month period ended October 31, 2008, net cash flows used in investing activities was ($8,915) consisting of purchase of equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the six month period ended October 31, 2009, net cash flows provided from financing activities was $116,000 compared to $597,000 for the six month period ended October 31, 2008. Cash flows from financing activities for the six month period ended October 31, 2009 consisted of $71,000 from issuance of promissory notes and $45,000 in proceeds from subscriptions received in advance of common stock issuances. Cash flows from financing activities for the six month period ended October 31, 2008 consisted of $597,000 from issuance of promissory and convertible notes.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities, debt instruments, and related party loans or advances. Our working capital requirements are expected to increase in line with the growth of our business.

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

Effective on August 15, 2009, our Board of Directors authorized the settlement of debt with those certain creditors (collectively, the “Creditors”), which debt consisted of outstanding convertible notes, advances, promissory notes, services, accrued interest and other amounts aggregating $1,746,607 (the “Aggregate Debt”). The Aggregate Debt was satisfied in accordance with the issuance of an aggregate 4,366,522 shares of the restricted common stock of the Company at $0.40 per share (the “Common Stock”).  See “Part II. Other Information. Item 2. Sales of Unregistered Securities and Use of Proceeds.”

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION – continued

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, and our obligations under the Mineral Property Acquisition Agreement, as incurred, the agreements discussed below summarize our material commitments.

Related Party Promissory Notes and Loans

We participated in a cost sharing arrangement with another public company, Pacific Copper Corp. (with three directors in common with us) who shares South American operating offices. The expenditures relate to shared exploration staging and administration in similar operating areas of Chile and Peru including shared site offices in each country, and in the United States. During the fiscal year ended April 30, 2009, a total of $430,000 (2008 - $-0-) was advanced to us from Pacific Copper Corp. by way of demand promissory notes.  This amount is unsecured, bears no interest and is repayable on demand. As at October 31, 2009, $196,000 remains outstanding to Pacific Copper Corp.

We incurred a total of $193,006 (2008 - $835,538) to a private Chilean company that provides exploration services to us in Chile via operator agreement, and has a director in common, of which $154,006 was owed at October 31, 2009 with such costs recorded as exploration costs in Chile, South America. The debt was reduced as part of the settlement of the Aggregate Debt.

Promissory Notes

We issued $200,000 in a 6% convertible promissory note with a term to October 31, 2010 convertible into units at $0.16 Pre-Reverse Stock Split ($3.20 Post Reverse Stock Split) per unit for a period of two years (the “Unit”). Each Unit is comprised of one share of restricted common stock and one share purchase warrant exercisable at $0.25 Pre-Reverse Stock Split ($5.00 Post-Reverse Stock Split) per share for a two-year period effective from the date of conversion. At October 31, 2009, $45,462 in accretion interest had been recorded corresponding to an aggregate convertible note carrying value at that date of $161,436 (before amendment).

On October 31, 2009, corresponding to other ongoing financings and the settlement of the Aggregate Debt, we amended the conversion price on these promissory notes to $0.40 per unit with all other terms, including the exercise price of the underlying warrant, being unchanged. The estimated fair value of the modified equity component of these notes totaling $42,675 was recorded as a reduction of the carrying value of these notes and a further charge to equity component of convertible debt in stockholders’ equity. As at October 31, 2009, the resulting convertible debt carrying value is $118,761 (April 30, 2009: $136,651). We will record further interest expense of $45,675 over the term of the 6% convertible promissory note above the stated 6% per annum rate and the initial $84,026 conversion feature.

During fiscal year ended April 30, 2009, we borrowed an aggregate of $437,000 from an unrelated company in accordance with the terms and provisions of certain promissory notes bearing interest from 8% to 10%  per annum and due twelve months from date of signing. On June 29, 2009, we borrowed an additional $20,000 from this unrelated company by way of a promissory note bearing interest at 10% per annum due twelve months from signing. Certain of these debts were included in the Aggregate Debt as settled. As at October 31, 2009, the balance due and owing including accrued interest was $211,459.

During fiscal year ended April 30, 2009, we borrowed an aggregate of $48,529 from an unrelated company in accordance with the terms and provisions of certain promissory notes bearing interest at the rate of 8% per annum and due six months from the date of signing. Certain of these debts were included in the Aggregate Debt as settled. As at October 31, 2009, the balance due and owing including accrued interest was $39,425.

During the six month period ended October 31, 2009, we borrowed $32,000 at 8% interest from unrelated companies. As at October 31, 2009, the balance due and owing including accrued interest was $32,280.

Lease Agreement Guarantor

We are a co-guarantor with Pacific Copper Corp. of a lease agreement effective September 1, 2007 that obligates us under conditions of default by a previously related party lessee (a company which had two directors in common with us), to pay for the entire lease relating to our previous Tucson, Arizona office until the end of the lease term through October 31, 2010 or as amended and renewed. As at July 31, 2009, the gross value of the guarantee was $212,774. As of the date of this Quarterly Report, the lessee has defaulted on the lease and subsequently moved offices. The potential liability as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is $212,774 but negotiations by the lessee to settle this potential liability mitigates against our potential liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION – continued

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of October 31, 2009, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the six month period ended October 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Audit Committee

Our Board of Directors has established an audit committee. The members of the audit committee as of the date of this quarterly report filed on December 18, 2009 are Mr. Federico Diaz and Mr. Jas Butalia and Paul Brock. Two members of the audit committee are “independent” within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized on February 7, 2008 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the six month period ended October 31, 2009. The audit committee has also discussed with our auditors, Schwartz Levitsky Feldman LLP, (“SLF”) the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from SLF required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with SLF their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Quarterly Report on Form 10-Q for the six month period ended October 31, 2009 filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties other than as discussed below. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties other than as disclosed herein.

The Company announced on December 15, 2009, that the Company received a cease trade order (the “CTO”) dated December 11, 2009 from the British Columbia Securities Commission (the “BCSC”), the effect of which is limited to the Province of British Columbia.

By its terms, the CTO was issued by the BCSC for the Company’s failure to file:  (i) a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) with respect to the Company’s Yura gold prospect near Arequipa, Peru and its Don Beno gold and copper project near Copiapo, Chile, disclosed in the Company’s annual information form (filed in the form of an annual report on Form 10-K), as filed on the System for Electronic Analysis and Retrieval (“SEDAR”); and (ii) either a preliminary prospectus and a prospectus, or a Form 45-106F1 Report of Exemption Distribution that would be required to be filed under section 6.1 of Canadian National Instrument 45-106 Prospectus and Registration Exemptions, related to certain distributions of shares made by the Company to British Columbia residents.

The Company is now seeking legal advice in connection with this matter and expects to be in communication with the BCSC promptly in order to come into compliance with the requirements of the BCSC.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SETTLEMENT OF AGGREGATE DEBT

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

MINERAL ASSETS AGREEMENT

Effective on November 24, 2009, our Board of Directors authorized the issuance of an aggregate of 19,400,000 shares of common stock proportionately to those certain Parties in accordance with the terms and provisions of the Mineral Assets Agreement. These shares were issued on December 2, 2009.

The shares of common stock issued in accordance with the debt settlements were to non-United States residents in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Parties each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - continued

PRIVATE PLACEMENT

From November 20, 2009 through December 4, 2009, we received subscriptions for 200,000 units at a price of $0.50 per share under a private placement offering (the “November Private Placement”), with each unit comprised of one share of common stock and one warrant to purchase one share of common stock at $0.75 per share for an exercise period of two years from the date of issuance (the “Unit”). As of the date of this Quarterly Report, we have received a total of $100,000 in proceeds with cash fees of $7,000 and 14,000 warrants paid in connection with the subscriptions.  We have issued the 200,000 common shares and 214,000 warrants in connection with these subscriptions and costs.

On November 9, 2009, we issued 90,000 shares of common stock at a price of $0.50 per share under a private placement offering (the “October Private Placement”), with each unit comprised of one share of common stock and one warrant to purchase one share of common stock at $0.75 per share for an exercise period of two years from the date of issuance (the “Unit”). We received a total of $45,000 in proceeds with cash fees of $3,150 and 2,800 warrants paid in connection with the subscriptions.

The Units under the November Private Placement and October Private Placement were sold to non-United States investors in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). Neither the November Private Placement nor the October Private Placement have been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

CHANGES IN CERTIFYING ACCOUNTANT

Pursuant to unanimous written consent resolutions of our audit committee dated November 12, 2009, we agreed to engage Schwartz Levitsky Feldman LLP (“SLF”) as our principal independent registered public accounting firm.  Concurrent with this appointment, we accepted the resignation of Dale Matheson Carr-Hilton Labonte LLP (“DMCL”).  The decision to change our principal independent registered public accounting firm was approved by our audit committee as reflected above.

The report of DMCL on our financial statements for fiscal years ended April 30, 2009 and April 30, 2008 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During our fiscal year ended April 30, 2009, and during the subsequent period through to the date of DMCL’s resignation, there were no disagreements between us and DMCL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference thereto in our report on our audited financial statements.

We provided DMCL with a copy of the Current Report on Form 8-K and requested that DMCL furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not DMCL agrees with the statements made in the Current Report on Form 8-K with respect to DMCL and, if not, stating the aspects with which they do not agree.  We received the requested letter from DMCL wherein they have confirmed their agreement to our disclosures in the Current Report with respect to DMCL.  A copy of DMCL’s letter was filed as an exhibit to the Current Report.

ITEM 5. OTHER INFORMATION - continued

CHANGES IN CERTIFYING ACCOUNTANT - continued

In connection with our appointment of SLF as our principal registered accounting firm at this time, we have not consulted SLF on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

RESIGNATION OF DIRECTOR

Effective on November 5, 2009, we accepted the resignation of Terrence Schorn as a member of our Board of Directors. Therefore, as of the date of this Quarterly Report, the Board of Directors consists of Andrew Brodkey, Jas Butalia, David Hackman, Harold Gardner, Paul Brock, Federico Diaz, and Rene Ramirez.

ITEM 6. EXHIBITS

Exhibits:

10.1
Mineral Assets Option Agreement among each of Gareste Limitada, Twaine Assets SA, Agosto Corporation Limited, Yu Ciu, Zhao Heng, Ye Bin, Sun Suzhuan, Chen Zou and Zoro Mining Corporation dated effective September 23, 2009 as filed with the Securities and Exchange Commission on October 10, 2009 as an exhibit to the Current Report on Form 8-K.

16.1
Certifying Auditor’s Letter from Dale Matheson Carr-Hilton Labonte, Chartered Accountants dated December 2, 2009 as filed with the Securities and Exchange Commission on December 4, 2009 as an exhibit to the Current Report on Form 8-K.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZORO MINING CORP.
DATE: December 18, 2009.	Name: Andrew Brodkey Title: President/Chief Executive Officer

ZORO MINING CORP.
DATE: December 18, 2009.	Name: Jas Butalia, Title: Treasurer/Chief Executive Officer
__________