Form 10-Q
period 2010-01-31
Zoro Mining Corp.
filed 2010-03-17
CIK 1329484

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended January 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-127388

Zoro Mining Corp. (Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 North Campbell Avenue, #110 Tucson, Arizona 85719 (Address of principal executive offices)

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

Yes ☐  No ☒

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 17, 2010
Common Stock, $0.00001	28,401,536*

*In accordance with the Reverse Stock Split effectuated April 22, 2009, which decreased the total issued and outstanding shares of common stock on a basis of twenty shares for each one share issued and outstanding.

ZORO MINING CORP.

Form 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

ZORO MINING CORP.
(An Exploration Stage Company)

Interim Consolidated Financial Statements
January 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

Page

Interim Consolidated Balance Sheets as at January 31, 2010 (unaudited) and April 30, 2009 (audited)	5

Interim Consolidated Statements of Operations for the 9 months and 3 months ended January 31, 2010 and January 31, 2009 and the period from inception to January 31, 2010	6

Interim Consolidated Statements of Cash Flows for the 9 months ended January 31, 2010 and January 31, 2009 and the period from inception to January 31, 2010	7

Interim Consolidated Statement of Changes in Stockholders' Deficiency from inception to January 31, 2010	8-9

Condensed Notes to the Interim Consolidated Financial Statements	10

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at January 31, 2010 and April 30, 2009
Amounts expressed in U.S. Dollars
Unaudited – prepared by management
	January 31, 2010 $	April 30, 2009 $

CURRENT ASSETS
Cash	20,840	4,485
Other receivables	-	6,072

TOTAL CURRENT ASSETS	20,840	10,557

EQUIPMENT (Note 3)	260,959	339,305
MINERAL PROPERTIES	635,912	635,910

TOTAL ASSETS	917,711	985,772

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	470,488	456,859
Promissory notes payable (Note 5 b)	463,929	706,312
Due to related parties (Note 4)	901,970	1,534,594

TOTAL CURRENT LIABILITIES	1,836,387	2,697,765

CONVERTIBLE NOTE (Note 5 a)	139,458	136,651
DEFERRED INCOME TAX LIABILITY	216,208	216,208
TOTAL LIABILITIES	2,192,053	3,050,624

STOCKHOLDERS' DEFICIENCY
Capital stock (Note 6) 180,000,000 common shares authorized, $0.00001 par value
28,401,536 shares issued and outstanding (2008 – 4,345,014)	1,110	869
Additional paid-in capital	16,618,631	5,035,664
Equity component of convertible notes (Note 5 a)	126,701	84,026
Subscriptions received	-	-
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(18,055,284)	(7,219,911)

TOTAL STOCKHOLERS' DEFICIENCY	(1,274,342)	(2,064,852)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	917,711	985,772

GOING CONCERN   (Note 1)
COMMITMENTS AND CONTINGENCIES (Note 7)
RELATED PARTY TRANSACTIONS (Note 4)
SUBSEQUENT EVENTS (Note 8)

The accompanying notes are an integral part of the consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
For the nine month period ended January 31, 2010 and January 31, 2009 and the period from inception to January 31, 2010
Amounts expressed in U.S. Dollars
Unaudited – prepared by management

	For the Three Months Ended January 31, 2010	For the Three Months Ended January 31, 2009	For the Nine Months Ended January 31, 2010	For the Nine Months Ended January 31, 2009	Cumulative Since Inception
	$	$	$	$	$
Expenses
Bad Debt	-	136,250	-	136,250	136,250
Consulting (Note 6)	-	66,263	-	229,995
Depreciation	25,819	26,200	78,347	78,452	257,555
Donated services	-	-	-	-	25,500
Filing and transfer agent fees	2,224	206	8,047	5,246	34,561
Impairment of mineral property costs	9,699,998	-	9,699,998	-	10,120,296
Management and administration fees (Note 4)	135,868	17,779	386,134	176,695	1,667,441
Mineral exploration costs (Note 2)	121,190	241,450	445,427	1,644,560	4,569,666
Office and general (Note 4)	65,671	53,058	173,942	232,331	817,042
Professional fees	17,197	24,924	43,478	110,173	495,019
	10,067,967	566,130	10,835,373	2,613,702	18,123,330
Other income
Interest income	-	-	-	3,750	68,046

Net loss	(10,067,967)	(566,130)	(10,835,373)	(2,609,952)	(18,055,284)

Basic and diluted loss per common share	(0.50)	(0.13)	(1.00)	(0.60)

Weighted average number of common shares outstanding - basic and diluted	20,286,101	4,345,020	10,844,314	4,344,069

The accompanying notes are an integral part of the consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
For the nine month period ended January 31, 2010 and January 31, 2009 and the period from inception to January 31, 2010
Amounts expressed in U.S. Dollars
Unaudited – prepared by management

	For the Nine Months Ended January 31, 2010 $	For the Nine Months Ended January 31, 2009 $	Cumulative Since Inception $

Cash Flows Used In Operating Activities

Net loss	(10,835,373)	(2,609,952)	(18,055,284)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation	-	120,000	-
Warrants issued for mineral properties		-
Depreciation	78,347	78,452	257,555
Non-cash management fees	-	-	329,293
Accrued interest income	-	(3,750)	(11,250)
Accrued interest expense	52,036	-	75,819
Accretion of interest on convertible note	45,482	10,080	66,159
Bad debt	-	136.250	136,250
Impairment of mineral properties	9,699,998	-	10,120,296
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in operating assets and liabilities:
Decrease in prepaid expenses	-	1,726	-
Decrease (increase) in other receivables	6,072	7,967	-
Increase in due to related parties	522,647	1,276,769	2,057,241
Increase in accounts payable and accrued liabilities	224,546	543,142	681,405

Net Cash Used In Operating Activities	(206,245)	(439,316)	(4,308,016)

Cash Flows Used In Investing Activities
Purchase of equipment	-	(8,915)	(518,513)
Loan receivable	-	-	(125,000)

Net Cash Used In Investing Activities	-	(8,915)	(643,513)

Cash Flows From Financing Activities
Promissory note payable	86,000	222,000	768,529
Convertible note	-	200,000	200,000
Proceeds from common stock issuances and subscriptions	136,600	-	4,003,840

Net Cash From Financing Activities	222,600	422,000	4,972,369

Increase (Decrease) in Cash	16,355	(26,231)	20,840

Cash – Beginning	4,485	68,551	-

Cash – Ending	20,840	42,320	20,840

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of the consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
From April 20, 2004 (Date of Inception) to January 31, 2010
Amounts expressed in U.S. Dollars
Unaudited – prepared by management
				Equity		Deficit
				Component		Accumulated
			Additional	of	Common	During the
			Paid-in	Convertible	Stock	Exploration	Donated
	Common Stock		Capital	Debt	Subscriptions	Stage	Capital	Total
	#	$	$	$	$	$	$	$

Balance – April 20, 2004 (Date of Inception)	-	-	-	-	-	-	-	-
Issuance of common shares for cash
at $.0002/share	7,200,000	1,440	(1,400)	-	(40)	-	-	-
Net loss for the period	-	-	-	-	-	(1,858)	-	(1,858)
Balance – April 30, 2004	7,200,000	1,440	(1,400)	-	(40)	(1,858)	-	(1,858)
Issuance of common shares for cash
at $.0002/share	1,800,000	360	(350)	-	(10)	-	-	-
Share subscriptions received	-	-	-	-	40	-	-	40
Donated rent and services	-	-	-	-	-	-	10,500	10,500
Net loss for the year	-	-	-	-	-	(32,480)	-	(32,480)
Balance – April 30, 2005	9,000,000	1,800	(1,750)	-	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	-	-	-	-	10	-	-	10
Donated rent and services	-	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	-	(12,690)	-	(12,690)
Balance – April 30, 2006	9,000,000	1,800	(1,750)	-	-	(47,028)	22,500	(24,478)
Issuance of common shares for cash
at $0.0544/share	1,822,500	364	100,886	-	-	-	-	101,250
Share subscriptions received	-	-	-	-	2,600,000	-	-	2,600,000
Donated rent and services	-	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	-	(220,450)	-	(220,450)
Balance – April 30, 2007	10,822,500	2,164	99,136	-	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit	157,514	32	3,765,908	-	(2,600,000)	-	-	1,165,940
Share cancellation	(6,642,500)	(1,328)	1,328	-	-	-	-	-
Fair value of warrants issued for mineral properties (Note 6 b)	-	-	840,000	-	-	-	-	840,000
Fair value of warrants issued for services (Note 6 b)	-	-	209,293	-	-	-	-	209,293
Net loss	-	-	-	-	-	(3,539,499)	-	(3,539,499)

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) - continued
From April 20, 2004 (Date of Inception) to January 31, 2010
Amounts expressed in U.S. Dollars
Unaudited – prepared by management

Balance – April 30, 2008	4,337,514	868	4,915,665	-	-	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	-	-	-	-	120,000
Equity component of convertible note	-	-	-	84,026	-	-	-	84,026
Net loss	-	-	-	-	-	(3,412,934)	-	(3,412,934)
Balance – April 30, 2009	4,345,014	869	5,035,664	84,026	-	(7,219,911)	34,500	(2,064,852)
Shares issued in exchange for retirement of notes and other debt (Note 6)	4,366,522	45	1,746,563	-	-	-	-	1,746,608
FV adjustment on convertible note – (Note 5 a)				42,675				42,675
Shares issued for private placement at $0.50 per unit (Note 6)	290,000	3	136,597					136,600
Shares issued for mineral properties at $.50 (Note 6)	19,400,000	193	9,699,807					9,700,000
Net loss	-	-	-	-	-	(10,835,373)	-	(10,835,373)
Balance – January 31, 2010	28,401,536	1,110	16,618,631	126,701	-	(18,055,284)	34,500	(1,274,342)

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009 (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2010
Amounts expressed in U.S. Dollars
Unaudited – prepared by management

1.	Basis of Presentation
Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of Zoro Mining Corp. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and ultimately the attainment of profitable operations. As at January 31, 2010, the Company has accumulated losses of $18,055,284 since inception and has a working capital deficiency of $1,815,547. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In conjunction with the April 22, 2009 reverse share consolidation, the Company plans to finance its activities utilizing debt and equity instruments that should be more favorably received by the investment community due to the corporate restructuring.

2.	Mineral Properties

On November 24, 2009, the Company finalized the acquisition of twelve property mineral exploration concessions covering nearly 3,600 hectares in a precious metals project known as Piedra Parada, and eight mineral exploration concessions encompassing roughly 2,300 hectares at the Fritis precious metals project, both located in Chile’s Atacama Region III, for the issuance of 19,400,000 restricted shares of common stock. The transaction was valued at $9,700,000 based on a price of $0.50 per share. The Company granted to one of the vending parties, in which the Company’s Chairman and VP Business Development is a 50% owner and co-managing partner, a 2% net smelter return royalty (“NSR”) on the proceeds of any production from each of the properties capped at $6,000,000 at each property, one-half of which at each property can be repurchased by the Company at any time before commencement of any production at that property for the sum of $2,000,000.

The Company recognized an impairment charge of $9,699,998, relating to the issue of 19,400,000 common shares calculated at $0.50 per common share net of capitalization for $2 for mineral property claims.  Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2010
Amounts expressed in U.S. Dollars
Unaudited – prepared by management

2.	Mineral Properties - continued

Mineral exploration costs by area of exploration for the nine months ended January 31, 2010 and 2009 were as follows:

	Nine months ended	Nine months ended
	January 31, 2010	January 31, 2009
Chile
Drilling	$-	$285,137
Field supplies	4,005	53,419
Geological, mapping and survey	51,566	593,835
Property maintenance	16,464	145,651
Site administration	299,211	384,537
Travel	25,431	78,781
	396,677	1,541,360
Peru
Field supplies	-	-
Geological, mapping and survey	-	-
Property maintenance	-	-
Site administration	33,750	50,967
Travel	-	4,033
	33,750	55,000
Mexico
Geological, mapping and survey	-	-
Property maintenance	-	-
Site administration	15,000	48,200
	15,000	48,200
Total	$445,427	$1,644,560

3.	Equipment

Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.

	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
	January 31, 2010	January 31, 2010	January 31, 2010	April 30, 2009
North America
Computers	$7,020	$6,040	$980	$2,082
South America
Computers	3,315	2,417	898	1,727
Furniture	12,639	5,653	6,986	8,919
Exploration equipment	14,204	7,048	7,156	9,438
Vehicles	105,752	42,888	62,864	78,727
Earth moving equipment	375,583	193,508	182,075	238,412
	511,493	251,514	259,979	337,223

Total	$518,513	$257,554	$260,959	$339,305

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2010
Amounts expressed in U.S. Dollars
Unaudited – prepared by management

4.	Related Party Transactions

During the nine months ended January 31, 2010, the Company incurred the following amounts to officers, directors, and other related parties to the Company.  All unpaid balances due to related parties are unsecured, and only cash advances may bear interest at stated rates of 8-10% per annum simple interest if formalized into promissory notes.

a)
incurred $67,500 (2009: $60,000) to a director and officer of the Company for geological services rendered.  An aggregate of $77,847 (April 30, 2009: $85,370) was owed this director at January 31, 2010 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs.  Certain of these debts were settled for common shares on August 15, 2009 (Note 6);

b)
incurred to a director and officer of the Company $67,500 (2009: $60,000) for management of South American exploration with such costs recorded as mineral exploration costs.  An aggregate of $531,821 (April 30, 2009: $504,007) was owed to this director for unpaid fees and reimbursement of expenses at January 31, 2010.  Certain of these debts were settled for common shares on August 15, 2009 (Note 6);

c)
incurred to a director and officer of the Company $110,636 (2009: $118,417) for management services with respect to the administration of the Company.  An aggregate of $116,560 (April 30, 2009: $26,809) was owed to this officer at January 31, 2010 for unpaid services and reimbursement of expenses.  Certain of these debts were settled for common shares on August 15, 2009 (Note 6);

d)	paid an officer of the Company $27,423 (2009: $28,878) for administrative services;

f)
a Company with a director in common incurred a total of $252,743 (2009: $964,307) to a private Chilean company that provides exploration services to the Company in Chile, with such costs recorded as exploration costs in Chile, South America.  An aggregate of $175,742 (April 30, 2009: $918,408) was owing at January 31, 2010   Certain of these debts were settled for common shares on August 15, 2009 (Note 6). The Company's director and officer is a 50% owner and co-managing partner of the Chilean company.

5.	Convertible and Promissory Notes
a)	Convertible Notes

On October 31, 2008, the Company issued a $200,000 6% convertible note with a term to October 31, 2010, convertible into units at $3.20 per unit for a period of two years.  Each unit is comprised of one common share and one share purchase warrant exercisable at $5 per share for a two year term from the date of conversion. The convertible debt was allocated between its debt and equity components on a relative fair value basis with the fair value of the debt portion ($115,974) being determined based on an estimated fair value discount rate of 15% and the fair value of the equity portion ($84,026) being determined using the Black-Scholes pricing model for the embedded share and warrant issuable upon conversion, and utilizing an expected life of 2 years, a risk free interest rate average of 1.56%, a dividend yield of 0%, and an expected volatility of 140%.  The Company will record further interest expense above the stated 6% per annum rate over the term of the convertible note of $84,026 resulting from the difference between the stated value and carrying value at the date of issuance using the effective interest rate method.  Through October 31, 2009, $45,462 in accretion interest had been recorded resulting in an aggregate convertible note carrying value at that date of $161,436 (April 30, 2009: $136,651).

Effective October 31, 2009, corresponding to other ongoing financings and debt settlements, the Company amended the conversion price on this convertible note to $0.40 per unit with all other terms, including the exercise price of the underlying warrants, being unchanged.  The estimated fair value of the modified equity component of this instrument totaling $42,675 was recorded as a reduction of the carrying value of the convertible note and a further charge to equity component of convertible debt in stockholders’ equity.  The Company will record further interest expense of $42,675 over the term of the convertible note, above the stated 6% per annum rate and the initial $84,026 conversion feature.  Through January 31, 2010, the Company has recorded total combined accretion interest of $66,159 resulting in and aggregate convertible debt carrying value of $139,458 as at January 31, 2010.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2010
Amounts expressed in U.S. Dollars
Unaudited – prepared by management

5.	Convertible and Promissory Notes, continued
b)	Promissory Notes

During the year ended April 30, 2009, the Company borrowed $437,000 from an unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing. On June 29, 2009, the Company borrowed an additional $20,000 from this unrelated company by way of a promissory note bearing interest at 10% per annum and due twelve months from signing. Certain of these debts were settled for common shares on August 15, 2009 (Note 6). During the nine months ended January 31, 2010, the Company borrowed an additional 15,000 at 8% interest from this unrelated company. At January 31, 2010, the balance owing including interest was $230,792 (April 30, 2009: $458,471).

During the year ended April 30, 2009, the Company borrowed $48,529 from an unrelated company by way of promissory notes bearing interest at a rate of 8% per annum and due six months from signing. During the nine months ended January 31, 2010, the Company borrowed an additional 19,000 at 8% interest from this unrelated company. Certain of these debts were settled for common shares on August 15, 2009 (Note 6). At January 31, 2010, the balance owing including interest was $40,211 (April 30, 2009: $50,841).

During the year ended April 30, 2009, the Company borrowed $430,000 from a related party by way of non interest bearing promissory notes which are unsecured and repayable on demand.  At January 31, 2010, the balance owing was $160,000 (April 30, 2009: $197,000).

During the nine months ended January 31, 2010, the Company borrowed $32,000 at 8% interest from unrelated companies. At January 31, 2010, the balance owing including interest was $32,926 (April 30, 2009: $0).

6.	Capital Stock

a)
On August 15, 2009, the Company issued 4,366,522 shares of common stock to various related and unrelated parties in exchange for retirement of promissory notes, advances, services, and other debts in the aggregate amount of $1,746,607 at $0.40 per share.  Of an aggregate of $1,221,367 of the debts settled with related parties, $176,757 was for services rendered, and $1,044,610 was for direct advances, promissory notes, and interest. Settlements with related parties are summarized as follows:

1.    our President and director settled $17,757 of amounts due for services rendered with 44,393 common shares;

2.    our VP Exploration and director settled $76,500 of amounts due for services rendered with 191,250 common shares; and

3.    our VP Business Development, Chairman and director settled $82,500 of amounts due for services rendered with 206,250 common shares, $126,202 in advances provided to the Company for 315,506 common shares, and a company with this director in common settled $918,408 in advances, promissory notes, and interest provided to the Company for direct expenditures incurred in Chile for 2,296,021 common shares;

During the 3 months ended January 31, 2010, the Company issued 290,000 common shares to unrelated parties in private placements in the aggregate amount of $145,000 at a price of $0.50 per share and 290,000 common share purchase warrants at a price of $0.75 exercisable within 24 months of the share issue date.

On December 8, 2009, the Company issued 19,400,000 shares of common stock to various related and unrelated parties valued in the aggregate amount of $9,700,000 at a price of $0.50 per share in exchange for certain mineral properties in Chile. An aggregate of 7,770,000 of the shares were issued to a related company with a director in common (Note 2).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2010
Amounts expressed in U.S. Dollars
Unaudited – prepared by management

b)	Warrants

On May 18, 2007, and in connection with the Mineral Property Acquisition Agreement, the Company issued an aggregate of 233,500 warrants to purchase restricted common shares of the Company at a price of $14 per share for a term until May 18, 2009.  The warrants were granted for mineral property acquisition costs in connection with the exploration properties acquired. The fair value of these warrants at the date of grant of $840,000 was estimated using the Black-Scholes warrant pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40%.  The warrants subsequently expired unexercised.

On May 18, 2007, and in connection with management services to be rendered over a one year period by the past President and director of the Company, the Company issued an aggregate of 40,000 warrants to purchase common shares of the Company at a price of $30 per share for a term until May 18, 2009.  The fair value of these warrants at the date of grant of $209,293 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40%, and was recorded to management and administration fees. The warrants subsequently expired unexercised.

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

Between November 9, 2009 and December 9, 2009, and in connection with a private placement, the Company issued in two tranches a total of 290,000 warrants  to purchase common shares stock at a price of $0.75 until 24 months following the issue date. In addition, 16,800 warrants were paid to consultants as finders’ fees. These warrants have the same terms and conditions as the warrants in the private placement.

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007	-	-	-
Granted during the year	436,060	21.37	2.00
Balance, April 30, 2008	436,060	21.37	1.22
Granted during the year	-	-	-
Balance, April 30, 2009	436,060	21.37	0.22
Granted during the year	306,800	0.75	1.83
Expired during the year	(436,060)	14.00	-
Balance, January 31, 2010	306,800	0.75	1.83

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2010
Amounts expressed in U.S. Dollars
Unaudited – prepared by management

7.	Commitments and Contingencies

On May 1, 2007, the Company entered into a corporate support services agreement effective January 1, 2007 with a third party to perform office and administrative services for approximately $12,000 per month.

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company with two directors previously in common with the Company), to pay for the entire lease relating to the Company’s Tucson, Arizona office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at January 31, 2010, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and subsequently moved offices. The potential liability, if any, as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is presently not determinable and negotiations by the lessee to settle this potential liability with the landlord are ongoing.

8.	Subsequent Events

The Company has reviewed subsequent events up to March 8, 2010.

The Company has entered into an Asset Purchase Agreement dated February 22, 2010, with two vending parties to acquire a 100% interest in three property mineral exploration concessions covering approximately 1,497 hectares as an extension to the Company's existing Yura gold prospect located 30 kilometers west of Arequipa, Peru (the "Fortuna Properties"). The Fortuna Properties target precious metals and are comprised of three concessions that are accessible year round via paved highway and improved roads. The Company’s VP Business Development and Director is an indirect minority shareholder of one of the vending parties.

Subject to final due diligence, the lifting of  a Cease Trade Order effective only in British Columbia, Canada, and other closing conditions, the Company plans to (i) issue 6,000,000 restricted shares of its common stock to the Vending Parties; (ii) pay to the Vending Parties $100,000 prior to the closing of the acquisition, $125,000 at the closing date, and $100,000 six months from the closing date; and (iii) grant to the Vending Parties, a 2.5% net smelter return ("NSR") royalty on the proceeds of any production from the Fortuna Properties capped at $20,000,000, 1.5% of which can be repurchased by the Company at any time before commencement of any production for the sum of $8,000,000. The NSR also calls for an advance minimum yearly payment of $100,000 to the Vending Parties, which amounts are credited against any royalties ultimately payable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Zoro Mining Cop. was incorporated under the laws of the State of Nevada on April 20, 2004 under the name “Rochdale Mining Corp”. Effective March 19, 2007, we merged with a wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of merger filed with the Nevada Secretary of State. The merger was in the form of a parent/subsidiary merger with Rochdale Mining Corp. as the surviving corporation. Upon completion of the merger, our corporate name was changed to “Zoro Mining Corp.” and our Articles of Incorporation were amended to reflect this name change. As of the date of this Quarterly Report, we are engaged in the acquisition and exploration of mineral properties located in South America and Mexico.  We currently have interests in an aggregate of approximately 45,214 gross acres located in Chile and Peru, and a further 6,822 gross acres located in Mexico, targeting gold, copper, and platinum. After the effective date of our registration statement filed with the Securities and Exchange Commission (November 1, 2007), we commenced trading on the Over-the-Counter Bulletin Board.   Our current symbol is “ZORM.OB”.

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

Subsidiaries

During May 2007 through July 2007 and in accordance with applicable local laws and regulations in Chile, Peru and Mexico, we incorporated three wholly-owned subsidiaries in Chile, Peru and Mexico as follows: Sociedad Zoro Chile Limitada, in Chile, South America; Zoro Mining SAC, in Peru, South America; and Aravena Mexicana, SA in Mexico. We have completed initial property transfers in Chile, and have prepared for the transfer of title to our property interests in Peru to Zoro Mining SAC pending payment of required fees.  Property transfers in Mexico are pending from Aravena Internacional SA to Aravena Mexicana SA in Mexico pending the payment of required fees. All properties not fully transferred are held for the Company’s behalf.

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

The Reverse Stock Split was effectuated on April 22, 2009 upon filing the appropriate documentation with the Financial Industry Regulation Authority (“FINRA”). The Reverse Stock Split decreased issued and outstanding shares of common stock from 86,900,400 to approximately 4,345,014 shares of common stock.

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

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration company currently engaged in the exploration, acquisition and development of property located in South America and Mexico. We plan to conduct exploration programs on our core properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. We currently have interests in an aggregate of approximately 40,274 net acres located in Chile, approximately 4,940 net acres in Peru, and a further 6,822 gross acres located in Mexico, targeting gold, copper and platinum.

Our core properties are as follows:  Escondida, Don Beno, Piedra Parada, and Fritis Projects, all located in Chile, and our Yura Project located in Peru.  The Company has commissioned National Instrument 43-101 reports on the above properties that comprise approximately 72% of its project exploration acreage that provide Canadian standards of disclosure for mineral projects.  The Instrument is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada. This includes foreign-owned mining entities that trade on stock exchanges overseen by the Canadian Securities Administrators, even if they only trade on Over The Counter (OTC) derivatives or other instrumented securities.  Non-core projects of Las Animas in Mexico and Costa Rica and Rio Sur in Chile are held as part of land inventory for future possible exploration. Due to corporate exploration priority and limited financial resources, the Company has no current plans or budgets to undertake exploration on its non-core projects and will continue with claims maintenance costs until a decision is made to explore, vend, or divest these projects.

We recently acquired a 100% interest twelve property mineral exploration concessions covering 3,600 hectares in a dry lake bed with inflow waters, subsurface brines, and uplifted sediments known as the Piedra Parada Salar, and eight mineral exploration concessions encompassing roughly 2,300 hectares at the Fritis precious metals project, both located in Chile’s Atacama Region III. The Piedra Parada concessions are subject to a prior agreement which granted the rights to extract and exploit lithium, light metals and commercial salts (“Lithium Materials”) to a third party. In addition, five of the twelve Piedra Parada concessions acquired, covering 1,500 hectares, were obtained by overstaking and are subject to the rights of senior interest holders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

CURRENT BUSINESS OPERATIONS - continued

Our current acreage and location of our property is summarized as follows:
Location	Project	Exploration Target	Concession Acres
Sonora, Mexico	Las Animas Project	Gold, Copper	6,822
Chile, South America	Costa Rica Project	Copper	4,817
Chile, South America	Escondida Project	Gold, Platinum	5,063
Chile, South America	Rio Sur Project	Gold, Copper	2,840
Chile, South America	Don Beno Project	Gold, Copper	14,574
Chile, South America	Piedra Parada (1)	Gold, Silver, Paladium	7,920	(1)
Chile, South America	Fritis Project	Gold	5,060
Peru, South America	Yura Project	Gold	4,940
		Total Net Acreage:	52,036
(1) 3,300 acres were obtained by overstaking and are subject to the senior rights of third parties

Asset Purchase Agreement - 2010

Effective on February 22, 2010, our Board of Directors authorized the execution of an asset purchase agreement dated effective as of February 22, 2010 (the “Asset Purchase Agreement”) with South American Inmobilaria S.A.C., a corporation organized under the laws of Peru, and Donald Le Roy Stiles (collectively, the “Sellers”). In accordance with the terms and provisions of the Asset Purchase Agreement, we plan to acquire a 100% interest in three property mineral exploration concessions covering approximately 1,497 hectares as an extension to the Company’s existing Yura gold prospect located thirty kilometers west of Arequipa, Peru (the “Fortuna Properties”).

In accordance with further terms and provisions of the Asset Purchase Agreement, we shall: (i) pay to the Sellers the sum of $100,000 at the time of lifting of the cease trade order (the “Cease Trade Order”) currently imposed by the British Columbia Securities Commission (which we anticipate will occur by approximately April 30, 2010); (ii) pay to the Sellers the sum of $125,000 at the closing of the Asset Purchase Agreement (the “Closing Date”); (iii) pay to the Sellers the sum of $100,000 within six months from the Closing Date; (iv) issue to the Sellers on the Closing Date an aggregate of 6,000,000 shares of our restricted common stock; (v) grant to the Sellers a royalty deed which shall provide for a 2.5% net smelter return (“NSR”) royalty on the proceeds of any production from the Fortuna Properties capped at $20,000,000, of which 1.5% can be repurchased by us at any time before commencement of any production for the sum of $8,000,000; and (vi) commencing in the first calendar year after the Closing Date, remit to the Sellers an annual sum of $100,000 as an advance payment against the NSR royalty (collectively, the “Advance Payments”), which such Advance Payments shall be credited against our NSR royalty payment obligations should production actually be achieved at the Fortuna Properties.

Subject to final due diligence, the lifting of the cease trade order imposed on the Company in the jurisdiction of British Columbia, Canada (see PART II. Other Information, Item 1. Legal Proceedings), and customary closing conditions, we anticipate that the Closing Date will be approximately March to April, 2010.  Our director, Chief Operating Officer, and Vice-President of Business Development, Harold Gardner, is an indirect minority shareholder of South American Inmobilaria S.A.C.

Asset Purchase Agreement - 2009

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

Previous work by Gareste at the Piedra Parada project in the 1990’s included surface and auger drill field testing and sampling of the sediments and inflow streams, which identified precious metal anomalies.  Under the agreement granting the rights to Lithium Materials in the Piedra Parada concessions to a third-party, Gareste retained a 2% NSR royalty on Lithium Materials together with other rights and payments.  As part of this acquisition, Gareste has conveyed the NSR and other rights and payments at Piedra Parada to the Company.

Our director, Chief Operating Officer, and Vice-President of Business Development, Harold Gardner, is a co-Managing Partner and 50% owner of Gareste Limitada.

Asset Purchase Agreement - 2007

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

Our director, Chief Operating Officer, and Vice-President of Business Development, Harold Gardner, acquired an indirect minority interest in Integrity Capital Group, LLC., one of the Vendors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

CURRENT BUSINESS OPERATIONS - continued

Impairment of Certain Acquisition Costs

We have impaired acquisition costs in the amount of $420,298 (net of deferred tax recovery of $216,208) during the year ended April 30, 2009 related to certain Mexican and Chilean properties not explored to date.  The decision to impair these costs were based on management’s expectation of exploration priorities on certain of our targets in Chile and Peru, current financial market conditions, limited exploration budgets, and lack of explorations undertaken to date on certain properties acquired. The properties where acquisition costs were impaired included our Las Animas claims in Mexico, and Rio Sur and Costa Rica claims in Chile.  We intend to keep all properties impaired in good standing for future possible exploration and development.

On November 24, 2009, the Company finalized the acquisition of twelve property mineral exploration concessions covering nearly 3,600 hectares in a precious metals project known as Piedra Parada, and eight mineral exploration concessions encompassing roughly 2,300 hectares at the Fritis precious metals project, both located in Chile’s Atacama Region III, for the issuance of 19,400,000 restricted shares of common stock. The transaction was valued at $9,700,000 based on a price of $0.50 per share. The Company recognized an impairment charge of $9,699,998, relating to the issue of 19,400,000 common shares calculated at $0.50 per common share net of capitalization for $2 for mineral property claims.  Property acquisition costs relating to the exploration properties were expensed as the assets were considered impaired.  In the absence of proven and probable reserves, the Company is unable to allocate any economic values to the claims groups acquired in the transaction.

Don Beno Project, Copiapó, Chile

As discussed above, we have acquired a 100% interest in approximately 14,574 acres of exploration properties which covers the Don Beno property, located in Atacama Region III, Chile. The Don Beno property group lies 100 kilometers south of Copiapó, via paved highway and improved roads. Travel time from Copiapó is about 1 hour and 15 minutes. The Don Beno project is a grassroots exploration target.

Copiapó is the capital of Chile's 3rd Region, with a population of approximately 150,000 people, and an operating base for many of the larger regional mining projects of such companies as Anglo American, Phelps Dodge, Barrick Gold, Codelco Chile, etc. Copiapó is served by as many as 8 daily flights from two airlines, including 4 flights a day to Santiago, and 2 flights per day to the north to both Antofagasta, and Iquique, which are Chile's largest mining centers.

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

The Yura Project, Arequipa, Peru

We acquired a 100% interest in approximately 4,940 acres of exploration properties which covers the Yura property. The Yura mining district is located some 40 kilometers west of the City of Arequipa, Peru. Arequipa is a mining and tourism center for southern Peru with a population of approximately one million, with international airport service. A number of mining claims have been acquired and are fully constituted. These claims cover portions of a large granodioritic batholith which is the host rock to a series of quartz veins containing important values of free milling gold. More than a dozen major veins have been located on the Yura Property, about half of which have been sampled in outcrops and workings. The samples assayed indicated gold values. In addition, the Company since 2008 has developed considerable road infrastructure to gain access to veins and adjacent areas believed to contain disseminated gold.

Las Animas Project, Sonora, Mexico

We have acquired a significant position in a mineral property located in the Mexican State of Sonora. Known as Las Animas, the property is located some 200 road kilometers southeast of Hermosillo, the State Capital, and 175 kilometers northeast of Ciudad Obregon, a major agricultural center. The property consists of three separate claims blocks totaling approximately 6,822 acres. The properties are found at the southern end of the California-Sonora gold belt. A number of global companies are currently carrying out significant exploration activities on a number of gold and copper exploration initiatives. This project is held for future exploration.

Rio Sur and Costa Rica Projects – Chile South America

Work conducted during the year consisted of claims maintenance.  These projects are held for future exploration as resources and adequate exploration budgets become available.

Piedra Parada Salar Gold Project

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

CURRENT BUSINESS OPERATIONS - continued

Piedra Parada Salar Gold Project - continued

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

We expect that it will eventually undertake a drill-focused shallow exploration program, using augers, designed to identify a resource of gold contained in sediments, followed by a traditional bankable feasibility study.

Fritis Gold Project

We have acquired 8 recently-located mineral concessions covering approximately 2,300 hectares of exploration properties which are part of the Fritis gold project, located in Atacama Region III, Chile. Fritis lies roughly 40 kilometers to the south of Copiapó, via paved highway and improved roads, and is at an elevation of 500 meters.

The Fritis prospect is adjacent to Chile’s central interconnected electrical grid, with 110 and 220 KV lines in close proximity. The shipping port of Caldera is located 115 km north of Fritis.  The project also lies only 40 km east of the coastal area of Bahia Salado. Until recently, Fritis was owned for the better part of the last decade by the Teck-Cominco group of companies.

We have obtained data including laboratory results from a surface sampling program conducted in 2009 on fractures, veins, and shear-zones. We believe that the gold exploration and development project at Fritis will encompass a core drill-focused shallow exploration program designed to identify a resource of gold, followed by a traditional bankable feasibility study.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the nine month period ended January 31, 2010 and January 31, 2009, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

 The following table sets forth selected financial information for the periods indicated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

RESULTS OF OPERATION - continued

	Nine Month Periods Ended January 31, 2010 and January 31, 2009		For the Period from April 20, 2004 (inception) to January 31, 2010
	2010	2009
Expenses
Bad Debt	-	136,250	136,250
Consulting	-	229,995	-
Depreciation	78,347	78,452	257,555
Donated services	-	-	25,500
Filing and transfer agent fees	8,047	5,246	34,561
Impairment of mineral property costs	9,699,998	-	10,120,296
Management and administration fees	386,134	176,695	1,667,441
Mineral exploration costs	445,427	1,644,560	4,569,666
Office and general	173,942	232,331	817,042
Professional fees	43,478	110,173	495,019
Total Expenses	$10,835,373	$2,613,702	$18,123,330
Other Income
Interest	-	3,750	68,046
Net Loss	$(10,835,373)	$(2,609,952)	$(18,055,284)

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

Nine Month Period Ended January 31, 2010 Compared to Nine Month Period Ended January 31, 2009

Our net loss for the nine month period ended January 31, 2010 was $10,835,373 compared to a net loss of $2,609,952 during the nine month period ended January 31, 2009 (an increase of $8,225,421). During the nine month periods ended January 31, 2010 and 2009, we did not generate any revenue.

During the nine month period ended January 31, 2010, we incurred expenses of $10,835,373 compared to $2,613,702 incurred during the nine month period ended January 31, 2009 (an increase of $8,221,671). These expenses incurred during the nine month period ended January 31, 2010 and January 31, 2009 consisted of: (i) bad debt of $-0- (2009: $136,250); (ii) consulting of $-0- (2009: $229,995); (iii) depreciation of $78,347 (2009: $78,452); (iv) filing and transfer agent fees of $8,047 (2009: $5,246); (v) impairment of mineral property costs of $9,699,998 ($2009: $-0-); (vi) management and administration fees of $386,134 (2009: $176,695); (vii) mineral exploration costs of $445,427 (2009: $1,644,560); (viii) office and general of $173,942 (2009: $232,331); and (ix) professional fees of $43,478 (2009: $110,173).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

RESULTS OF OPERATION - continued

Expenses incurred during the nine month period ended January 31, 2010 compared to the nine month period ended January 31, 2009 increased primarily due to the recording of $9,699,998 as impairment of mineral property costs, which related to the issuance of the 19,400,000 shares of common stock in accordance with the terms and provisions of the Asset Purchase Agreement calculated at $0.50 per share net of capitalization with a resulting carrying value of $2.00 for certain mineral property claims recently acquired. Management and administration fees incurred during the nine month period ended January 31, 2010 also increased corresponding with the increased scale and scope of properties acquired. Mineral exploration costs decreased during the nine month period ended January 31, 2010 as compared to the higher mineral exploration costs incurred during the nine month period ended January 31, 2009 related to the availability of capital resources. Office and general expenses include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Expenses incurred during the nine month period ended January 31, 2010 of $10,835,373 were offset by interest income of $-0- (2009: $3,750) resulting in a net loss of ($10,835,373) (2009: ($2,609,952)).

Our net loss during the nine month period ended January 31, 2010 was $10,835,373 compared to a net loss of $2,609,952 during the nine month period ended January 31, 2009. Our net loss during the nine month period ended January 31, 2010 was $1.00 per share compared to a net loss $0.60 per share during the nine month period ended January 31, 2009. The weighted average number of shares outstanding was 10,844,314 for the nine month period ended January 31, 2010 compared to 4,344,069 for the nine month period ended January 31, 2009 (as decreased by the forward stock split effective April 2009 on a one for twenty (1:20) basis).

Three Month Period Ended January 31, 2010 Compared to Three Month Period Ended January 31, 2009.

Our net loss for the three month period ended January 31, 2010 was $10,067,967 compared to a net loss of $566,130 during the three month period ended January 31, 2009 (an increase of $9,501,837). During the three month periods ended January 31, 2010 and 2009, we did not generate any revenue.

During the three month period ended January 31, 2010, we incurred expenses of $10,067,967 compared to $566,130 incurred during the three month period ended January 31, 2009 (an increase of $9,501,837). These expenses incurred during the three month period ended January 31, 2010 and January 31, 2009 consisted of: (i) bad debt of $-0- (2009: $136,250); (ii) consulting of $-0- (2009: $66,263); (iii) depreciation of $25,819 (2009: $26,200); (iv) filing and transfer agent fees of $2,224 (2009: $206); (v) impairment of mineral property costs of $9,699,998 (2009: $-0-); (vi) management and administration fees of $135,868 (2009: $17,779); (vii) mineral exploration costs of $121,190 (2009: $241,450); (viii) office and general of $65,671 (2009: $53,058); and (ix) professional fees of $17,197 (2009: $24,924).

Expenses incurred during the three month period ended January 31, 2010 compared to the three month period ended January 31, 2009 increased primarily due to the recording of $9,699,998 as impairment of mineral property costs, which related to the issuance of the 19,400,000 shares of common stock in accordance with the terms and provisions of the Asset Purchase Agreement calculated at $0.50 per share net of capitalization resulting in a carrying value of $2.00 for certain mineral property claims recently acquired. Management and administration fees incurred during the three month period ended January 31, 2010 also increased corresponding with the increased mineral properties acquired. Mineral exploration costs decreased during the three month period ended January 31, 2010 as compared to the three month period ended January 31, 2009 related to available capital resources.

Our net loss during the three month period ended January 31, 2010 was $10,067,967 compared to a net loss of $566,130 during the three month period ended January 31, 2009. Our net loss during the three month period ended January 31, 2010 was $0.50 per share compared to a net loss $0.13 per share during the three month period ended January 31, 2009. The weighted average number of shares outstanding was 20,286,101 for the three month period ended January 31, 2010 compared to 4,345,020 for the three month period ended January 31, 2009 (as decreased by the forward stock split effective April 2009 on a one for twenty (1:20) basis).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended January 31, 2010

As at the nine month period ended January 31, 2010, our current assets were $20,840 and our current liabilities were $1,836,387, which resulted in a working capital deficiency of $1,815,547. As at the nine month period ended January 31, 2010, current assets were comprised of $20,840 in cash. As at the nine month period ended January 31, 2010, current liabilities were comprised of: (i) $470,488 in accounts payable and accrued liabilities; (ii) $901,970 due to related parties; and (iii) $463,929 in promissory notes.

As at the nine month period ended January 31, 2010, our total assets were $917,711 comprised of: (i) $20,840 in current assets; (ii) $260,959 of equipment (net of accumulated depreciation); and (iii) $635,912 of mineral properties compared to total assets of $985,772 as at fiscal year ended April 30, 2009. The slight decrease in total assets during the nine month period ended January 31, 2010 from fiscal year ended April 30, 2009 was primarily due to the decrease in equipment (net of accumulated depreciation).

As at the nine month period ended January 31, 2010, our total liabilities were $2,192,053 comprised of: (i) $1,836,387 in current liabilities; (ii) $139,458 in convertible notes; and (iii) $216,208 in deferred income tax liability. The decrease in liabilities during the nine month period ended January 31, 2010 from fiscal year ended April 30, 2009 was primarily due to the settlement of debt consisting of advances, promissory notes, services, and accrued interest. See “– Material Commitments” and “Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds”.

Stockholders’ deficit decreased from $2,064,852 for fiscal year ended April 30, 2009 to $1,274,342 for the nine month period ended January 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended January 31, 2010, net cash flows used in operating activities was $206,245 consisting primarily of a net loss of $10,835,373 offset by impairment of mineral properties of $9,699,998, an increase in amounts due to related parties of $522,647, and an increase in accounts payable and accrued liabilities of $224,546. Net cash flows used in operating activities was further adjusted by $78,347 for depreciation, $52,036 for accrued interest expense, $45,482 for accretion of interest on convertible notes and a $6,072 decrease in other receivables.

For the nine month period ended January 31, 2009, net cash flows used in operating activities was $439,316 consisting primarily of a net loss of $2,609,952, offset by increases of $1,276,769 due to related parties and of $543,142 in accounts payable and accrued liabilities.  Net cash flows used in operating activities was further adjusted by $120,000 in stock based compensation, $78,452 in depreciation, $10,080 in accretion of interest on convertible notes, $136,250 in bad debt, ($3,750) for accrued interest income, $1,726 in prepaid expenses, and $7,967 in other receivables,

Cash Flows from Investing Activities

For the nine month period ended January 31, 2010, net cash flows used in investing activities was $-0-. For the nine month period ended January 31, 2009, net cash flows used in investing activities was ($8,915) consisting of purchases of equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the nine month period ended January 31, 2010, net cash flows provided from financing activities was $222,600 compared to $422,000 for the nine month period ended January 31, 2009. Cash flows from financing activities for the nine month period ended January 31, 2010 consisted of $86,000 from issuance of promissory notes and $136,600 in proceeds from subscriptions received in advance of common stock issuances. Cash flows from financing activities for the nine month period ended January 31, 2009 consisted of $222,000 from promissory note payable and $200,000 from issuance of convertible notes.

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

Related Party Promissory Notes and Loans

4.           Related Party Transactions

During the nine months ended January 31, 2010, the Company incurred the following amounts to officers, directors, and other related parties to the Company.  All unpaid balances due to related parties are unsecured, and only cash advances may bear interest at stated rates of 8-10% per annum simple interest if formalized into promissory notes.

We incurred $67,500 (2009: $60,000) to a director and officer of the Company for geological services rendered.  An aggregate of $77,847 (April 30, 2009: $85,370) was owed this director at January 31, 2010 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs.  Certain of these debts were settled for common shares on August 15, 2009.

The Company incurred to a director and officer of the Company $67,500 (2009: $60,000) for management of South American exploration with such costs recorded as mineral exploration costs.  An aggregate of $531,821 (April 30, 2009: $504,007) was owed to this director for unpaid fees and reimbursement of expenses at January 31, 2010.  Certain of these debts were settled for common shares on August 15, 2009.

We also incurred to a director and officer of the Company $110,636 (2009: $118,417) for management services with respect to the administration of the Company.  An aggregate of $116,560 (April 30, 2009: $26,809) was owed to this officer at January 31, 2010 for unpaid services and reimbursement of expenses.  Certain of these debts were settled for common shares on August 15, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

MATERIAL COMMITMENTS - continued

The Company paid an officer of the Company $27,423 (2009: $28,878) for administrative services.

We participated in a cost sharing arrangement with another public company, Pacific Copper Corp. (with three directors in common with us) who shares South American operating offices in two countries as well as in the United States. The expenditures relate to shared exploration staging and administration in similar operating areas of Chile and Peru including shared site offices in each country, and in the United States. During the fiscal year ended April 30, 2009, a total of $430,000 (2008 - $-0-) was advanced to us from Pacific Copper Corp. by way of demand promissory notes.  This amount is unsecured, bears no interest and is repayable on demand. As at January 31, 2010, $175,742 remains outstanding to Pacific Copper Corp.

We incurred a total of $252,743 (2009 - $964,307) to a private Chilean company that provides exploration services to us in Chile via operator agreement, and has a director in common, of which $175,742 was owed at January 31, 2010 with such costs recorded as exploration costs in Chile, South America. The debt was reduced as part of the settlement of the Aggregate Debt.

Convertible Notes

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

On October 31, 2009, corresponding to other ongoing financings and the settlement of the Aggregate Debt, we amended the conversion price on these promissory notes to $0.40 per unit with all other terms, including the exercise price of the underlying warrant, being unchanged. The estimated fair value of the modified equity component of these notes totaling $42,675 was recorded as a reduction of the carrying value of these notes and a further charge to equity component of convertible debt in stockholders’ equity. As at January 31, 2010, the resulting convertible debt carrying value is $139,458. We will record further interest expense of $45,675 over the term of the 6% convertible promissory note above the stated 6% per annum rate and the initial $84,026 conversion feature.

Promissory Notes

During fiscal year ended April 30, 2009, we borrowed an aggregate of $437,000 from an unrelated company in accordance with the terms and provisions of certain promissory notes bearing interest from 8% to 10%  per annum and due twelve months from date of signing. On June 29, 2009, we borrowed an additional $20,000 from this unrelated company by way of a promissory note bearing interest at 10% per annum due twelve months from signing, and during the nine month period ended January 31, 2010, we borrowed a further $15,000 at 8% interest. Certain of these debts were included in the Aggregate Debt as settled. As at January 31, 2010, the balance due and owing including accrued interest was $230,792.

During fiscal year ended April 30, 2009, we borrowed an aggregate of $48,529 from an unrelated company in accordance with the terms and provisions of certain promissory notes bearing interest at the rate of 8% per annum and due six months from the date of signing. Certain of these debts were included in the Aggregate Debt as settled. As at January 31, 2010, the balance due and owing including accrued interest was $40,211.

During the year ended April 30, 2009, the Company borrowed $430,000 from a related party by way of non interest bearing promissory notes which are unsecured and repayable on demand.  Certain of these debts were included in the Aggregate Debt as settled. At January 31, 2010 the balance owing was $160,000 (April 30, 2009: $197,000).

During the nine month period ended January 31, 2010, we borrowed $32,000 at 8% interest from unrelated companies. As at January 31, 2010, the balance due and owing including accrued interest was $32,926.

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

As of January 31, 2010, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and chief financial officer also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.  Effectiveness of disclosure controls was primarily a function of our current scale and scope of operations which are relatively non-complex with a limited volume of transactions and capital resources.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the nine month period ended January 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Audit Committee

Our Board of Directors has established an audit committee. The members of the audit committee are Mr. Federico Diaz, Paul Brock, and Mr. Jas Butalia. Two members of the audit committee are “independent” within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized on February 7, 2008 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed with management our unaudited financial statements as of and for the nine month period ended January 31, 2010. The audit committee has also discussed with our auditors, Schwartz Levitsky Feldman LLP, (“SLF”) the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from SLF required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with SLF their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Quarterly Report on Form 10-Q for the nine month period ended January 31, 2010 filed with the Securities and Exchange Commission.

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

We announced  on December 15, 2009, that the we received a cease trade order (the “CTO”) dated December 11, 2009 from the British Columbia Securities Commission (the “BCSC”), the effect of which is limited to the Province of British Columbia.

By its terms, the CTO was issued by the BCSC for our failure to file:  (i) a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) with respect to our Yura gold prospect near Arequipa, Peru and its Don Beno gold and copper project near Copiapo, Chile, disclosed in our annual information form (filed in the form of an annual report on Form 10-K), as filed on the System for Electronic Analysis and Retrieval (“SEDAR”); and (ii) either a preliminary prospectus and a prospectus, or a Form 45-106F1 Report of Exemption Distribution that would be required to be filed under section 6.1 of Canadian National Instrument 45-106 Prospectus and Registration Exemptions, related to certain distributions of shares made by us to British Columbia residents.

We are now seeking legal advice in connection with this matter and expect to be in communication with the BCSC promptly in order to come into compliance with the requirements of the BCSC. The Company has taken corrective action respecting item (ii) above, and has commissioned NI 43-101 reports on its material properties in order to correct technical report disclosure items outstanding pursuant to item (i) above.

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

PRIVATE PLACEMENT - continued

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

RESIGNATION OF DIRECTORS

Effective on November 5, 2009, we accepted the resignation of Terrence Schorn as a member of our Board of Directors. Therefore, as of the date of this Quarterly Report, the Board of Directors consists of Andrew Brodkey, Jas Butalia, Paul Brock, David Hackman, Harold Gardner, Federico Diaz, and Rene Ramirez.

ITEM 6. EXHIBITS

Exhibits:

Exhibit #	Description
10.1
Mineral Assets Option Agreement among each of Gareste Limitada, Twaine Assets SA, Agosto Corporation Limited, Yu Ciu, Zhao Heng, Ye Bin, Sun Suzhuan, Chen Zou and Zoro Mining Corporation dated effective September 23, 2009 as filed with the Securities and Exchange Commission on October 19, 2009 as an exhibit to the Current Report on Form 8-K.

10.2
Asset Purchase Agreement dated February 22, 2010 between Zoro Mining Corp. and South American Inmobilaria S.A.C. and Donald Le Roy Stiles as filed with the Securities and Exchange Commission on February 26, 2010 as exhibit 10.1 to the Current Report on Form 8-K.

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

ZORO MINING CORP.

Date: March 17, 2010.	By:	/s/ Andrew Brodkey
Name: Andrew Brodkey
Title: President/Chief Executive Officer

ZORO MINING CORP.

Date: March 17, 2010.	By:	/s/ Jas Butalia
Name: Jas Butalia
Title: President/Chief Executive Officer