Form 10-K/A
period 2009-04-30
Zoro Mining Corp.
filed 2010-07-06
CIK 1329484

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

Commission File No. 333-127388

Zoro Mining Corp. ___________________ (Exact name of registrant as specified in its charter)

Nevada	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 North Campbell Avenue #110 Tucson, Arizona 85719 ___________________ (Address of principal executive offices)

(520) 299-0390 ___________________ (Issuer's telephone number)

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

Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filed, unaccelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" , "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of July 27, 2009

Common Stock, $0.00001	4,345,014*

*Decreased from 86,900,400 shares of common stock to 4,345,014 shares of common stock based upon the reverse stock split of one new share for each twenty old shares issued and outstanding effected on the market as of April 22, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

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

Available Information

Zoro Mining Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

Explanatory Note

This Annual Report on Form 10-K has been amended in response to a comment letter dated March 31, 2010 from the British Columbia Securities Commission pertaining to certain portions of the Company's disclosure regarding its Don Beno, Escondida and Yura properties. In addition, to satisfy its reporting obligations under British Columbia securities laws and regulations, the Company has filed technical reports pursuant to Canadian National Instrument 43-101 "Standards of Disclosure for Mineral Projects" of the Canadian Securities Administrator with respect to its Don Beno, Escondida and Yura properties under the Company's profile on SEDAR at www.sedar.com.

PART I

ITEM 1.            BUSINESS

BUSINESS DEVELOPMENT

Zoro Mining Corp. was incorporated under the laws of the State of Nevada on April 20, 2004 under the name "Rochdale Mining Corp". Effective March 19, 2007, we merged with a wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of merger filed with the Nevada Secretary of State. The merger was in the form of a parent/subsidiary merger with Rochdale Mining Corp. as the surviving corporation. Upon completion of the merger, our corporate name was changed to "Zoro Mining Corp." and our Articles of Incorporation were amended to reflect this name change. As of the date of this Annual Report, we are engaged in the acquisition and exploration of mineral properties located in South America and Mexico.  We currently have interests in an aggregate of approximately 32,234 gross acres located in Chile and Peru, and a further 6,822 gross acres located in Mexico, targeting gold, copper and platinum. After the effective date of our registration statement filed with the Securities and Exchange Commission (November 1, 2007), we commenced trading on the Over-the-Counter Bulletin Board. Our current symbol is "ZORM.OB".

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

Transfer Agent

Our transfer agent is Transfer Online, Inc. of 317 SW Alder Street, 2nd Floor, Portland, Oregon 97204.

RECENT DEVELOPMENTS

April 2009 Reverse Stock Split

On March 20, 2009, our Board of Directors, pursuant to minutes of written consent in lieu of a special meeting, authorized and approved a reverse stock split of one new share for twenty old shares (1:20) of our total issued and outstanding shares of common stock (the "Reverse Stock Split"). Each of our shareholders holding twenty shares of old common stock have received in lieu thereof one share of our new common stock.

The Reverse Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Reverse Stock Split was in our best interests and of the shareholders. The Board of Directors considered certain factors regarding the Reverse Stock Split including, but not limited to: (i) current trading price of our shares of common stock on the OTC Bulletin Board and potential to increase the marketability and liquidity of our common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; and (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders' equity relating to admission for trading on other markets.

The Reverse Stock Split was effectuated upon filing the appropriate documentation with the Financial Industry Regulation Authority ("FINRA"). The Reverse Stock Split decreased issued and outstanding shares of common stock from 86,900,400 to approximately 4,345,014 shares of common stock.

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

In order to complete the acquisition of the Property, three wholly-owned subsidiaries in each of Peru, Chile and Mexico were incorporated by us to beneficially hold property titles in each country in order to comply with all applicable laws relating thereto. As of the date of this Annual Report, all properties have been transferred to our respective wholly-owned subsidiaries in each of Chile, while Peru Property related interests have been executed for transfer by the Vendors and have been submitted to Zoro's Peruvian subsidiary's (Zoro Mining SAC) property transfer notary to complete the transfer. Property transfers in Mexico are pending from Aravena Internacional SA to Aravena Mexicana SA in Mexico pending the payment of required fees.  In order to complete the acquisition of the Property, we further caused one of our existing founding shareholders to sell an aggregate of 35,500,000 restricted shares of Common Stock held of record by such shareholder to the Vendors at an aggregate purchase price of U.S. $0.00001 per common share.

On May 18, 2007, we issued an aggregate 4,670,000 pre reverse split warrants to purchase shares of our restricted common stock at a price of $0.70 per share for an exercise term until May 18, 2009 for finders' fees in connection with the Property, of which 808,500 pre reverse split warrants were issued to our Chief Executive Officer/President.   These warrants have expired according to their terms at the date of this Annual Report.

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

Impairment of Certain Acquisition Costs

The Company has impaired acquisition costs in the amount of $311,406 (net of deferred tax recovery of $160,423) during the year ended April 30, 2009 related to certain Mexican and Chilean properties not explored to date.  The decision to impair these costs were based on management's expectation of exploration priorities on certain of its targets in Chile and Peru, current financial market conditions, limited exploration budgets, and lack of explorations undertaken to date on certain properties acquired. The properties where acquisition costs were impaired included the Company's Las Animas claims in Mexico, and Rio Sur and Costa Rica claims in Chile.  In addition, the Company has impaired acquisition costs in the amount of $164,988 (net of deferred tax recovery of $56,096) during the year ended April 30, 2009 related to its Escondida, Chile property where annual claims renewal has not be completed, notwithstanding management's intention to do so. The Company intends to keep all properties impaired during the year ended April 30, 2009 in good standing for future exploration and development.

Don Beno Property, Copiapó, Chile

The Don Beno property is the subject of a technical report entitled "43-101 Technical Report on the Don Beno Project, Third Region, Copiapo, Chile" (the "Don Beno Technical Report") dated March 1, 2010 and prepared for the Company pursuant to National Instrument 43-101 "Standards of Disclosure for Mineral Projects" of the Canadian Securities Administrator ("NI 43-101") by John Hiner, Licensed Geologist. A complete copy of the Don Beno Technical Report is available on the Company's profile on SEDAR at www.sedar.com. The following discussion of the Don Beno property is derived from the Don Beno Technical Report.

Property Description and Location

The Don Beno Project is located approximately 110 kilometers south-southeast of the industrial city of Copiapo, which is approximately 450 kilometres north of the capital city of Santiago.

The Mining Code of Chile guarantees the owner of mining claims the right-of-access to the surface area required for their exploration and exploitation. This right is normally obtained by a voluntary agreement between the mineral claim owner and the surface owner. The mining company may obtain the Rights of Way (Servidumbre) through the civil court system, if necessary, by agreeing to indemnify the surface owner for the court-determined value of the surface area.

Claims and Title at Don Beno

The Don Beno Project consists of 7,100 hectares of exploration claims staked by Gareste. Property boundaries are located by UTM coordinates and the corners are secured by concrete monuments. Zoro holds a 100% interest in the property.

Zoro completed a purchase of a 100% interest in the Project through a Mineral Asset Acquisition Agreement dated May 7, 2007. Under this agreement Zoro incorporated its Chilean subsidiary Zoro Chile Ltda. and obtained interests in six separate properties in Chile and Peru, and in return a number of Zoro shares and warrants to purchase shares were issued to the vending group. There is no royalty attached to the property.

Don Beno Claim Map

Mineralization

IP surveys, geologic mapping, and limited drilling have been conducted at Don Beno. To date, sporadic and low grades of copper, gold and silver have been identified, and are associated with disseminated pyrite and veinlets of quartz-calcite with pyrite. The disseminated pyrite is hosted in a variety of rock types ranging from Cretaceous metasedimentary rocks to coeval intrusive and extrusive volcanic rocks.

Reconnaissance mapping indicates that virtually all the rocks on the property have been subjected to propylitic alteration, with local overprints of silicification, disseminated sulphide, and structurally-controlled potassic alteration. In addition, a distinct relationship of epidote-chlorite alteration associated with hematite/magnetite has been noted in several areas of the property. Sodic and sodic-calcic alteration assemblages have been identified, as exemplified by the presence of secondary albite, scapolite, actinolite, and rarely clinopyroxene. The author of the Don Beno Technical Report, Mr. Hiner, confirmed the presence of these minerals in the field.

Environmental Issues in Chile

The following summary is based upon Chile's Environmental Law 19.300 and the Regulations regarding environmental impact studies.

Chile's environmental law (Law N° 19.300), which regulates all environmental activities in the country, was first published on March 9th, 1994. An exploration project or field activity cannot be initiated until its potential impact to the environment is carefully evaluated. This is documented in Article 8 of the environmental law and is referred to as the Sistema de Evaluación de Impacto Ambiental (SEIA).

The SEIA is administered and coordinated on both regional and national levels by the Comisión Regional del Medio Ambiente (COREMA) and the Comisión Nacional del Medio Ambiente (CONAMA), respectively. The initial application is generally made to COREMA, in the corresponding region where the property is located, however in cases where the property might affect various regions the application is made directly to the CONAMA. Various other Chilean government organizations are also involved with the review process, however most documentation is ultimately forwarded to CONAMA, which is the final authority on the environment and is the organization that issues the final environmental permits.

There are two types of environmental review; an Environmental Impact Statement (Declaración de Impacto Ambiental, or "DIA"), and an Environmental Impact Assessment (Evaluación de Impacto Ambiental, or "EIA"). As defined in the SEIA, a Declaration (DIA) must be prepared prior to starting detailed drilling for a mining project (defined as the stage of reducing "uncertainty" in the quantification of mineral resources and for purposes of defining a mining plan). The regulations provide an exemption from the need to prepare a DIA during the "exploratory stage" when the extent of the orebody is being determined. A DIA is prepared in cases when the applicant believes that there will be no significant environmental impact or social controversy as a result of the proposed drilling and advanced exploration activities. The potential impacts include areas such as health risks, contamination of soils, air and/or water, relocation of communities or alteration of their ways of life, proximity to "endangered" areas or archaeological sites, alteration of the natural landscape, and/or alteration of cultural heritage sites. The DIA will include a statement from the applicant declaring that the project will comply with the current environmental legislation, and a detailed description of the type of planned activities, including any voluntary environmental commitments that might be completed during the project.

In the case of Don Beno; the project is located in an isolated setting far from any significant population, and a Declaration (DIA) is not required at the present stage of exploration whereby the existence of potentially economic mineralization or an ore body is still being determined by phased exploration efforts. For any detailed drilling phase, a DIA will be required. A full Environmental Impact Study (EIA) will only be required in connection with permitting process when the project moves forward to approval for construction. The EIA report is much more detailed and includes a table of contents, an executive summary, a detailed description of the design of the project facilities and operating parameters, a program for compliance with the environmental legislation, a detailed description of the possible impacts and an assessment of how they would be dealt with and repaired, a baseline study, a plan for compensation (if required), details of a follow-up program, a description of the EIA presentation made to COREMA or CONAMA, and an appendix with all of the backup documentation. Once an application is made, the review process by COREMA or CONAMA will take a maximum of 120 days. Question and answer cycles typically delay this process. After the basic environmental approval is given a number of construction/operating permits may be granted by the appropriate authorities allowing the mine development and facilities construction to commence. If, however, COREMA or CONAMA comes back with additional questions or deficiencies, an equal period of time is granted to the applicant to make the appropriate corrections or additions. Once re-submitted and a 60 day period has elapsed, if no further notification from COREMA or CONAMA is received, the application is assumed to be approved.

The Don Beno project is expected to have minimal impact on any existing community or significant environmental parameter. No towns or populated areas fall within the boundaries of the property and the nearest significant community is Copiapo, which is about 100km to the north. The area in the vicinity is sparsely populated at best, and in general the local residents have a long history of subsistence living from transient goat herding and very small scale mining of narrow gold-bearing veins. In general the local communities have a very favorable attitude towards mining, particularly in terms of the possibility of future employment.

Environmental Liability at Don Beno

There is no record of any exploration work, other than that detailed in this report, having been performed in this area in the past. There are a few miniscule prospect pits that explore surface copper oxide occurrences, small quartz veins, and iron-altered zones, but not tunnels or shafts of any consequence. Because there is no requirement by the Chilean regulatory agencies regarding the reclamation of such workings by subsequent lessees, there is no known environmental liability associated with the claims.

Permits

Permits for exploration and development are administered by the Chilean National Geological and Mining Service (SERNAGEOMIN). Environmental compliance is assured via the offices of the National Environmental Committee (CONAMA). Claim titles are recorded at the local Mining Conservator in Copiapo (Conservador de Minas).

Surface exploration and reconnaissance drilling as proposed by Mr. Hiner does not require permits under Chilean mining and environmental laws

Access, Climate, Local Resources, Infrastructure and Physiography

The small industrial city of Copiapo, 65 kilometers to the north northeast, is the closest community to the Don Beno Project. Copiapo is the capital of Region 3 (the Atacama Region), and the province of Copiapo. Copiapo has a diversified economy, but mining is the principal activity.

Location Map - Don Beno

The property is accessible via Pan American Route 5. Travel south from Copiapo about 75km to provincial highway C-439, a maintained gravel and dirt road. Turn east on C-439 and proceed about 26 km to the central part of the property, which the road crosses. Travel time is about 1.5 hours. A four-wheel drive vehicle is not necessary, but recommended.

Climate in the area is typical of the Atacama region. The area is known for its dry conditions, and rainfall is rare. It is a relatively cool, arid area and is occasionally subject to heavy fogs. Because of its location between low coastal mountains and the high Andes inland, the region is meteorologically anomalous. Summer temperatures average only 180 C, and winter low temperatures can be as low as 50 C. Due to the temperate climate, work on the property can be done year round.

Elevations on the property range from 900 to 1400 meters above sea level. Topography is moderate, and all areas of the property are easily accessible by vehicle or on foot. Vegetation is minimal due to the extremely arid climate in the Atacama region.

The closest source of supplies and materials is Copiapo. An industrial city with a long mining history, it is an excellent source for dried goods and consumables, various services, and an experienced work force is available. Numerous hotels and restaurants provide a variety of food and lodging capabilities.

Power is available about 30 km west of the property. Water is available in Copiapo or at the Candelaria mine, about 65km and 40km to the north respectively.

History

Little is known of the early prospecting or artisanal production from the Don Beno property. Artisanal miners explored the area, and made numerous cuts and prospect pits, but no sustained mining took place.

In 1973 Placer Inc. conducted regional exploration activities, and examined a skarn occurrence that occurs near the eastern part of the Don Beno property. Phelps Dodge examined the area as part of a skarn exploration program in the 1980's. From 1990 through 1995 Phelps Dodge drill-delineated a small porphyry copper deposit about 10km southwest of Don Beno.

The entire area has been the locus of substantial exploration in the last ten years. The Don Beno property abuts a large property position held by SAMEX Mining Corporation to the west. To the south the Don Beno property is bounded by the IPBX Resources gold property. Both properties were explored in the late 1990s and early 2000s, but both properties are currently inactive.

Gareste began staking and acquiring claims in the Don Beno area in 2007, and by late 2008 had acquired and consolidated the claim package that was vended to Zoro. The Company has no knowledge of any prior claimants in the area.

Geological Setting

Regional Geology

This portion of central Chile has a complex history with a Jurassic magmatic arc developed in the Coastal Range, progressing through a backarc sedimentary platform to the east. During the early Cretaceous an "aborted marginal basin" formed to the east of the arc, through which large volumes of andesites and basalts were erupted. Progressive deformation in the mid Cretaceous of the basinal volcanic formed the Aconcagua thrust fold belt. This occurred in conjunction with an eastward migration of magmatism during the Cretaceous and Tertiary. Andean deformation extended eastward for over 1000kms in this region indicating a shallow dipping Benioff zone.

Marine transgression and volcanism are represented in this area by the Cerrillos Formation or its equivalents. Volcanism was both subaerial and submarine in nature. During the early Jurassic volcanism, large granitic to gabbroic plutons of the Mincha Superunit were emplaced in the coastal regions. Later uplift caused a shift to dominantly subaerial conditions resulting in pervasive burial metamorphism as the marginal basin was filled with conglomerates, lavas and limestones. At the beginning of the Late Cretaceous the marginal basin rocks were intruded by granodioritic plutons of the Illapel Superunit, and this magmatic activity continued to the Miocene. This magmatic and volcanic activity moved progressively farther east during this time as a result of the shallow dipping Benioff zone.

Continuing uplift to the east created the high Andes during the Miocene to Recent time. Concomitant erosion and transport of the erosional products resulted in the deposition of the Atacama gravels, which blanket the peninsular region of Chile.

Property and Local Geology

The Don Beno property is underlain by Cretaceous metasedimentary and metavolcanic rocks that have been intruded by multiple small intrusive rocks of dominantly intermediate composition.

The eastern half of the property is dominated by andesitic flows, agglomerates, flow breccias, and tuffaceous units assigned to the Cerrillos Formation that have been intruded by irregular bodies of granodiorite appearing as sills, dikes, and small intrusive masses.

The western half of the property is underlain by Cretaceous marine sedimentary and metasedimentary rocks of Chanarcillos Group, (which includes the Pabellon, Totoralillo, Nantoco, and Abundancia Formations), and the younger Cerrillos Formation. The rocks range in composition from massive limestone to siltstone and sandstone beds. Where contact metamorphosed, the rocks have been converted to hornfels and marble. The Chanarcillos Group consists largely of marine limestone and cherty limestone. The Chanarcillos Group and its temporal equivalents (the Bandurrias Group - terrestrial volcanic, volcaniclastic, and sedimentary rocks) are the host rocks for the prolific silver deposits of the Chanarcillo District and the Candelaria copper gold mine, 13km and 45 km north of Don Beno, respectively. Rock units within the Chanarcillos Group that are exposed at Don Beno include the Pabellon Formation, which is made up of calcareous siltstone to cherty limestone units with common intercalations of very fine-grained arenaceous units. Unnamed units that are possibly the Totarillo and Nantoco equivalents are also exposed, but poor exposure and fault contacts make reliable identification difficult.

All of the sedimentary and volcanic units have been intruded by thick granodiorite and diorite/gabbro sills up to 100m thick, and smaller, irregular granodiorite stocks. Younger quartz monzonite, granodiorite, and diorite dikes ranging in width from 1 to 20m intrude all of the earlier rock types. Quaternary terrace gravels, slope talus, and alluvium cover large parts of the property, particularly in the vicinity of deeply incised arroyos or quebradas.

Deposit Types

The principal metals of interest at Don Beno are gold and copper. The exploration conducted to date by Zoro has concentrated on the identification and drill-testing of geochemical and geophysical anomalies that would be indicative of porphyry copper style mineralization. In its simplest form, this deposit type involves the occurrence of copper minerals, usually chalcopyrite, disseminated within an intrusive rock. The copper minerals generally occur with pyrite, and is the type of occurrence that lends itself well to geophysical techniques such as induced polarization and resistivity surveys, which are used to delineate high sulphide (and thus electrically conductive) rock masses within reach of the drill. Because northern and central Chile has long been a locus of porphyry copper exploration, initial work by Zoro was aimed at delineating IP anomalies within or adjacent to the intrusive rocks that underlie part of the property. Subsequent core drilling on known IP/resistivity targets appears to severely diminish the porphyry copper potential of the property.

Re-evaluation of exploration results led Zoro geologists to reconsider the property's potential for hosting a different type of mineral occurrence, particularly given the geologic and geochemical setting and the property's location in Chile. Iron oxide-copper-gold deposits (IOCG) are a recently-recognized class of hydrothermal ore deposit that has become the focus of exploration in many areas, in particular the 3rd region of Chile. IOCGs occur in a variety of geological settings around the world. Their mode of origin remains controversial, but they appear to be replacement style deposits. Typical features of IOCG deposits include:

  Copper-gold sulphide mineralization typically occurs with large concentrations of iron oxide minerals; mainly magnetite and hematite, as opposed to iron sulphides.

  IOCG deposits tend to be localized along subsidiary structures related to major, crustal-scale fault systems and are associated with widespread hydrothermal alteration.

  IOCG deposits appear to replace the host rock in which they are found.

  Sodic alteration and a complex suite of pathfinder elements are common, and may include cobalt, rare earth elements, and uranium, among other elements.

Numerous examples of IOCG deposits in the 3rd region include presently or formerly operating mines such as Candelaria, Punta del Cobre, Manto Verde, Mantos Blancos, and the recently discovered Relincho deposit. The Cretaceous metasedimentary rocks at Don Beno are the host rocks at Candelaria and Punta del Cobre. The Chilean IOCG deposit types form a north-south trending belt that extends from near Antofogasta in the north to near La Serena in the south. The best known of the IOCG deposits in the Chilean belt are centered in the 3rd region, in the general vicinity of Don Beno.

The recognition of IOCG characteristics at Don Beno, such as low titanium, high iron, and elevated trace element chemistry, and widespread sodic-calcic alteration, has led Zoro to reconsider its exploration program and objectives. IOCG deposits are generally characterized by sulphide-deficient low titanium magnetite and/or hematite breccias, veins and lenses of hydrothermal origin with polymetallic enrichments (Cu, Au, Ag, U, REE, Bi, Co, Nb, P), and therefore do not generally respond to the geophysical techniques utilized in porphyry copper exploration. Instead, the diagnostic features of IOCG deposits include field recognition of regional calcic-sodic alteration overprinted by focused potassic and iron-oxide alteration, and the coincidence of aeromagnetic, ground magnetic, and gravity highs. The association of uranium and thorium in many IOCG deposits has led to the use of radiometric surveys as well. However, the Chilean IOCG deposits are not enriched in uranium, and only locally contain elevated rare earth elements. In addition, trace element geochemistry has been successful utilized in exploration at Manto Verde and Mantos Blancos. Companies have successfully utilized proprietary chemical ratio techniques, radiometric surveys, and subtle trace element patterns to substantiate geophysical targets and fine-tune drilling programs.

Mineralization

Gold, silver, and copper mineralization identified by fieldwork and drilling to date is sporadic and limited to narrow zones in areas where IP surveys generated geophysical anomalies. The style and mode of precious metal mineralization does not appear to be related with any porphyry system event. The intensity of alteration generally associated with a porphyry copper deposit (argillic, phyllic, and potassic alteration over wide areas) is not present at Don Beno, although limited hydrothermal evidence exists that indicates a modest mineralizing system is present in the area investigated to date. None of the work done to date has successfully identified copper gold mineralization that could be construed to be of a size and tenor to suggest an orebody could be developed.

Mapping and sampling suggest a strong relationship at Don Beno of epidote-calcite-chlorite alteration with hematite and magnetite. Further, limited trace element geochemistry suggests the iron minerals are titanium deficient. Sodic alteration is present and is manifested by the presence of sodic feldspars, scapolite, and sodic amphiboles and actinolite.

Samples taken by Mr. Hiner are sulphur deficient but anomalous in Sr, P, Fe, Co, Ni, Ca, and Bi, and enriched in Na and Ca. The chemistry, although not confirmatory, is indicative of the type of trace element chemistry associated with IOCG deposits.

Exploration

In 2007, three reverse-circulation holes were drilled by Gareste. Two holes were drilled to test for downdip extensions of mineralization encountered in drillholes on the adjacent SAMEX property to the west and a third hole was drilled adjacent to a copper prospect on the Don Beno property. Geochemically anomalous amounts of gold and silver were encountered in holes 1 and 2. The third hole encountered no mineralization because it was drilled in the footwall of a mineralized fault and did not cross the mineralized zone.

In early 2008, Zoro engaged geologic consultant Michael Fox to conduct geologic mapping to evaluate the potential for intrusive rocks at Don Beno to host porphyry copper type mineralization. The mapping was done on a reconnaissance basis. In his summary he postulated that faults he interpreted as subsidence structures provide evidence for down dropped blocks that could host a blind porphyry at depth in a caldera relationship. Fox also noted that "widespread propylitic alteration is present in all areas of the property mapped to date, but more intense hydrothermal alteration typically associated with porphyry centres has not yet been identified." Fox observed property-wide epidote-carbonate-chlorite alteration, and a consistent relationship of calcite with hematite/magnetite. Fox took 30 samples, which were analyzed at Viga Laboratories in Copiapo for Cu, Mo, Ag, Pb, Zn, and As, but no trace element chemistry was undertaken.

A geophysical program was conducted at Don Beno in 2008. Hydrogeophysics Inc., a Tucson-based geophysical contractor, engaged in substantial IP/Resistivity surveys. By the end of 2008, the company had completed 12 survey lines totalling 63 km. Ground magnetic surveys were run concurrently along 5 of the IP lines. Several strong near-surface IP anomalies were detected, which encouraged Zoro to engage in additional surface work followed by core drilling. Hydrogeophysics Inc. summarized their work about halfway through their program at 33 line-kilometers.

Subsequent geologic mapping and drilling of the IP anomalies ascertained that most of the sulphide detected was pyrite. Low and sporadic values of copper and gold were encountered in narrow zones within the pyrite occurrence. Later mapping indicated that surface evidence of disseminated pyrite was present in numerous rock types and that IP anomalies were largely derived from variable concentrations of disseminated pyrite.

As a complement to the geophysical work, Zoro retained geologic consultant Eberhardt Schmidt to map the geology of the part of the property in the vicinity of the IP surveys, an area of about 47km2. Schmidt's mapping results were consistent with the IP anomalies, in that disseminated pyrite casts were mapped in surficial rocks underlain by IP highs that were subsequently drill-tested.

Schmidt, working with assistants, also oversaw a soil sampling program, which was designed to test the soil geochemical response to potential underlying mineralization. Geochemical soil sampling surveys covered a portion of the Don Beno property during the period April to June 2008. Samples were collected on a 200 m grid and analyzed for Cu, Mo, As, Ag, Sb, Pb, and Zn at Viga Labs in Copiapo. Results indicated small, inconsistent +100ppm Cu values that are likely related to wide-spaced siderite-chalcedony veins that locally exhibit copper oxide staining in an otherwise unmineralized granodiorite and andesite terrain. The other elements analyzed as part of this program returned low and inconsistent values with no discernible pattern.

Zoro contracted Perfo Andes, a local drilling company, to conduct a core drilling program at Don Beno. The program was initiated in July 2008 and was designed to test the various IP anomalies detected by the geophysical surveys. Eight holes were completed, ranging in depth from 10 to 700 m. A total of 1,960 meters was drilled. Results of core logging and geochemical analysis indicate the presence of abundant pyrite in sedimentary rocks and to a lesser extent in underlying volcanic and intrusive rocks.

Drilling

A total of 10 holes have been drilled on the property: three reverse circulation holes by Gareste in 2007, and eight core holes by Zoro in 2008.

2007 Drill Program

2007 - Drillhole PDB-1. Because the carbonaceous unit dips easterly beneath the Don Beno property, Gareste drilled an RC hole in 2007 to test for the occurrence of the carbonaceous unit and to determine the extent of gold mineralization, if any. A total of 381 meters was drilled in a -70o W angle hole. A black carboniferous unit was encountered from 280m to 364m.

2007- Drillhole PDB-2. A second RC hole was drilled about 4km NE of PDB-1. The hole was drilled due east at -70o for a total of 354m. The hole was apparently not logged, but samples were split and assayed.

2007 - Drillhole PDB-3. A third RC hole was collared adjacent to a prospect known locally as the Volka Mine. The prospect is a small prospect sited on an oxide copper occurrence in a fault zone. Unfortunately the hole was sited in the footwall of the fault zone and drilled at about the same angle as the fault dip, thus never crossed the target structural zone.

Samples from the 2007 RC program were split three ways. One split was sent to Viga Labs in Copiapo for ICP-AA analysis, one split was sent to Jacobs Assay Office in Tucson for fire assay, and one split was retained and stored at a rented facility in Copiapo. Jacobs analyses revealed ubiquitously low gold and silver values.

Silver values in Jacob's fire assays are at or below detection limits, whereas ICP-AA methods detected geochemically anomalous but low silver. Copper is also anomalous, but the highest values are in the hole drilled adjacent to a structure, not across it. In the opinion of Mr. Hiner, the RC drilling method and the potential for sample contamination raise serious concerns as regards the accuracy of precious and base metals assay results.

Noteworthy among the RC analyses and assays are the anomalously low sulphur, titanium, and tungsten values, and elevated cobalt, iron, and phosphorous values. Although these values are not reliable in respect of drilled or sampled intervals, they are indicative of the geochemistry of the rock sequence drilled.

2008 Drill Program

The encouraging results of the geophysical program led to a drill program to test the strong IP anomalies delineated by Hydrogeophysics Inc. Eight core holes were drilled by contractor Perfo-Andes under contract to Zoro from July 2008 through September 2008. Hole depths ranged from 10 to 700 m and a total of 1960 meters was completed.

Hole DB-1 (365,017E 6,907,504N: -90o). Sited to test a strong near-surface IP anomaly on Lines 1 and 3 in Quebrada Majada Principal, the hole penetrated 22m of oxidized calcareous siltstone and then intersected a sequence of black calcareous siltstone cut by granodiorite dikes and sills, all containing 1-2% pyrite and pyrrhotite. No copper minerals were observed. The hole was stopped at 333m in very firm, unaltered granodiorite porphyry that contains trace amounts of disseminated pyrite.

Hole DB-2 (368,869E 6,910,735N: -90o). Both DB-2 and DB-3 tested a strong near-surface IP anomaly on Line 9 in Quebrada Garcia within an area of abundant surficial iron-oxide staining. Hole 2 penetrated bleached and oxidized andesite agglomerate to 16m and then continued in andesite agglomerate before bottoming at 116m in strongly silicified granodiorite. The andesite agglomerate contains 3-5% disseminated pyrite and pyrite clusters, commonly associated with epidote veinlets. Locally, there are steeply dipping seams of fragmental granodiorite with a pinkish-gray blotchy matrix (probable K-spar alteration) accompanied by disseminated epidote.

Hole DB-3 (368,995E, 6,910,590N: -60o @bearing 305o). Hole DB-3 is located 200m southeast of DB-2, and also penetrated andesite agglomerate containing up to 3% disseminated pyrite to 75m depth. The hole then entered silicified granodiorite that contains epidote-pyrite veinlets and 2-3% disseminated pyrite. The hole was ended at 150m in granodiorite breccia with irregular epidote clasts.

Hole DB-4 (367,795E 9,910,866N: -60o @ bearing145o). This hole tested an IP anomaly located on Line 4 beneath a limestone ridge. The hole penetrated a variable sequence of cherty limestone and balck silty limestone, locally containing up to 3% very fine-grained pyrite distributed in thin <1mm lamellae. Black sooty carbonaceous siltstone containing 3% pyrite occurs near crosscutting dacite dikes. The hole bottomed in a dacite sill that contains up to 3% disseminated pyrite.

Hole DB-5 (369,099E 6,911,292N: -60o @bearing 252o). This hole was located to test an extensive area of iron oxide-stained andesitic rocks near Quebrada Garcia. The hole was collared in propylitically altered andesite flows containing 1-4% disseminated goethite and iron-oxides in boxworks and casts after pyrite. The hole penetrated an alternating succession of oxidized andesite flows and diorite dikes to 47m, and then intersected andesitic agglomerate containing finely disseminated epidote with traces of pyrite. The hole remained in agglomerate with occasional diorite dikes until the hole was suspended at total depth of 110m.

Hole DB-6 (367,299E 6,910,894N: -60o @bearing 145o). Sited to test a deep IP anomaly on Line 11, the hole was collared in dense cherty limestone and silicified siltstone. Due to miscommunication the hole was stopped at 10.5m, and the rig moved. This location was not further tested.

Hole DB-7 (367,111E 6,911,013N: -60o @ bearing 355o). This hole tested a deep IP anomaly on Line 8 beneath a +400m thick diorite sill. The hole collared in very firm fine-grained diorite exhibiting abundant brecciation at its base. Beneath the sill at 453m, the hole intersected an alternating sequence of black calcareous siltstone, clastic interbeds, and occasional massive limestone units tentatively assigned to the Nantoco Formation. The hole was ended at 700m in finely laminated calcareous siltstone with 1-3% very finely disseminated pyrite.

Hole DB-8 (368,632E 6,910,202N: -60o @bearing 300o). A strong IP anomaly detected on Line 4 in Quebrada Garcia was tested by Hole DB-8. Located 600m southwest of DB-2, the hole was collared in oxidized siltstone and penetrated an alternating sequence of calcareous siltstone and sandstone containing 1-3% disseminated pyrite. The hole ended at 292.5m in a sedimentary breccia that contains 2%pyrite.

Assays

Due to lack of funding, no other assay work was completed. However, the best intervals were selectively sampled by Schmidt and found lacking. It is the opinion of Mr. Hiner that additional sampling of marginal mineralization would not substantively change the mineral potential in the zones where IP anomalies were targeted.

Conclusions from Drilling Programs

2007 Drilling

Results from three 2007 reverse circulation holes drilled by Gareste encountered only geochemically anomalous base and precious metal values. Rotary holes PDB-1 (RC-1) and PDB-2 (RC-2) bottomed in carbonaceous sedimentary rocks, according to Zoro personnel. Assay results are all low in gold and silver. In multi-element analysis, samples from the drill holes exhibit affinities to the trace element chemistry commonly associated with Chilean type IOCG type deposits. In particular the elements cobalt, copper, phosphorous, and to a lesser extent cesium are elevated, and sulphur and titanium are low. Although not conclusive, the trace element chemistry is more supportive of an IOCG mode of occurrence than a porphyry copper occurrence.

2008 Drill Program

The 2008 core program tested several IP anomalies, all of which appear to be generated by disseminated and veinlet-controlled pyrite occurrences in a variety of volcanic, intrusive, and sedimentary rocks. Only minor amounts of copper, gold, and silver were reported in assays taken from drill core in zones associated with the pyritic material. The best intervals were assayed, and returned sporadic and low results in narrow zones.

Sampling Method and Approach

Rejects and pulps from the 2007 drill program conducted by Gareste were discarded by the laboratory and thus unavailable for examination. Residual samples and splits from 2007 RC drilling were also unavailable due to a storage dispute.

Sample pulps and rejects taken by Michael Fox were unavailable to Mr. Hiner. Fox took 125 rock chip samples from outcrops during reconnaissance mapping activities, of which 39 were submitted for multi-element analysis to Viga Labs. Due to lack of funding, only 25 samples were assayed by Viga Labs. According to his interim report, which Mr. Hiner reviewed, the objective of his mapping and sampling was focused on the evaluation of the potential of intrusive rocks at the property for hosting porphyry copper type mineralization. Fox made detailed notes about location, rock type, alteration, structure, and mineralization at each sample location. Samples were collected on a reconnaissance basis, and sample density is very low, as Fox examined approximately 80 square kilometres during his mapping effort. Sample sites were not tagged in the field, but Mr. Hiner visited and sampled three outcrops noted by Fox. The field and geologic observations of Mr. Hiner agree with Fox, but Mr. Hiner's copper assay values are higher than Fox reported, whereas silver values generally agree.

The 2007 drill program was conducted using reverse circulation methods. Due to sampling inefficiencies related to the method of drilling, the RC program's results as regards precious metals should be discounted.

Ground magnetic studies undertaken by Hydrogeophysics personnel were conducted to industry standards. The field instrument used is a GSM-19W magnetometer. Base stations were established, calibrated, and checked in the morning, at noon, and at the end of the day. Mr. Hiner accompanied the geotechnician on part of one survey line, and was satisfied with the methodology, and believes the results are valid. No physical samples were created by the geophysical work.

Geologic mapping by Schmidt was field checked by Mr. Hiner and found to be accurate.

Soil sampling was observed in progress, and soil sample stations were later checked for consistency of sample horizon, pit depth, and sample size. Mr. Hiner believes the methodology was good, and sample security measures were adequate to provide a reliable sample to the laboratory. Results of the soil program noted erratic anomalies with no discernible pattern. It is Mr. Hiner's judgment that the soil sample results track local, narrow veinlet mineralization of little to no interest.

The 2008 drill program was conducted under the supervision of independent consultant E. Schmidt. Core logging and sampling by Schmidt were observed by Mr. Hiner and carried out to industry standards. Core recovery was good. Sample security was adequate to ensure a representative sample was delivered to the laboratory. However, due to funding limitations, only narrow zones of visibly mineralized material was split and sampled. The samples are thus not representative of any larger mass of rock. Further, because sampling was selective, the zones that were sampled do not represent true thicknesses or any zones other than the material in the narrow zones that were sampled. It was evident from low drill assay results from selectively sampled core that disseminated sulfides bodies as defined by IP/resistivity studies and encountered by core drilling do not constitute the target at Don Beno. Due to the overall low results, Mr. Hiner saw no reason to verify drill results.

Mr. Hiner took eight 2kg rock samples of altered volcanic rocks, sedimentary rocks, and intrusive dikes and sills. The samples were collected in 10 mil plastic bags, noted by sample tag and felt marker, and sealed with plastic zip ties. The sample locations were noted by GPS location, and photographs of the sample area were taken. The eight samples taken by Mr. Hiner are representative of silicification, iron-stained, and mineralized zones found in altered intrusive rocks, metasedimentary rocks, and volcanic extrusive rocks. Mr. Hiner attempted to sample obviously altered rocks in order to determine both precious metal content and the trace element content of mineralized or altered rocks. The samples are thus visually biased toward mineralized material, and are not representative of either the country rock in the area, and may not be representative of mineralization, if any, which may occur at depth in the area. Brief descriptions of these samples are set forth below.

Samples by Author of Don Beno Technical Report

Sample No.	Length	Rock Type	Alt + Minl
527001	12m	Fg granodiorite	CuOx dissem -chrys+malac
527002	15m	Frac'd granodiorite	Chrys, neot, cal, ep, chl
530001	1m	Andesite	Lim + si, com feox,mnr ser+/-py
530002	Dump	Screened fines-limest	Feox, si, in 3m shear zone
530003	3m	Vein in limest	Hvy feox, lim, hem,mnr chrys,mnr Mo
530004	4m	Silica flooded zone	Hvy feox,lim, mag,
723001	2m	Granodior dike	Si, fe stn, tr py, indist. Bxwk, trc mag
723002	1m	Vein/silic zone in limest	Feox, cuox,cpy, com chl +gar

Mr. Hiner did not attempt to sample unmineralized rocks.

Sample Preparation, Analyses and Security

2007 Drill Program

Samples from Gareste's 2007 RC drilling were bagged in 2 meter intervals on site in 12 mil plastic bags and sealed with plastic zip ties. Sample intervals were noted by black felt marker and delivered daily to Viga Labs in Copiapo. Viga Labs split the samples using a Jones Riffle Splitter. One half of the split sample was sent to Jacobs Assay Lab in Tucson for fire assay, and the other half was sent to ALS Chemex in La Serena for ICP analysis.

Jacobs Assay Lab prepared the samples as follows:

  samples as received were dried and ground to 90% -100m.

  All samples were placed in a rolling cloth and mixed a minimum of 24 times before sampling.

  Standard fire assay procedures were utilized using 1/2assay ton charges. Gold and silver were determined gravimetrically and reported in grams per metric ton.

  Copper and arsenic assays were obtained using ½ gram samples.

  ½ gram samples were digested in Aqua Regia, raised to 200ml, and analyzed via Perkin Elmer atomic absorption.

  Copper and arsenic were reported in percent.

  Jacobs placed internal standards and blanks randomly throughout the analysis stream.

ALS Chemex prepared the samples as follows:

  dried the samples as necessary and crushed the samples to greater than 70% -2mm using a jaw crusher.

  A 250 gram split is obtained using a Jones Riffle Splitter and pulverized to greater than 85% -75 microns using standard ring and puck style pulverizing equipment.

  A 30 gram split was analyzed by for gold ICP-AA and fire assay (ALS method Au-ICP21) and by ICP-AES (ALS method ME-ICP41a) for copper and 33 other elements respectively.

Michael Fox Samples

Fox collected rock chip samples as part of a reconnaissance commissioned by Gareste. Mr. Hiner was unable to find tagged sample locations in the field or any sample tags evidencing a sample site, although individual outcrops located by GPS were examined. Fox's samples were analyzed by Viga Labs in Copiapo using atomic absorption. The level of security employed by Fox is unknown to Mr. Hiner and Fox could not be reached to obtain additional detail.

2008 drill program

Selected drill core was split by Schmidt and bagged and sealed. The samples were couriered to Jacobs Assay in Tucson. Jacobs conducted standard fire assay for Au, Ag, and Cu. Samples were dried, crushed to greater than 90% -2mm using a jaw crusher. A 250 gram split is obtained using a Jones Riffle Splitter, and pulverized to greater than 85% -75microns using a standard ring and puck pulverizer. A 50 gram split was analyzed by fire assay gravimetric methods for Au and Ag. An additional 50 gram split was digested in Aqua Regia and analyzed for Cu using atomic absorption. Zoro engaged independent consultant Schmidt to conduct the logging, splitting, and sampling. It is Mr. Hiner's opinion that Schmidt exercised all due caution to ensure the independence and security of samples he took and subsequently sent to Jacob's Assay Office.

In respect of Mr. Hiner's samples, no employee, officer, director, or associate of Zoro Mining Corporation was involved in the selection of samples to be taken by Mr. Hiner, involved with the collection of the samples, or the preparation of the samples.

The samples were sealed at the sample site and remained in Mr. Hiner's possession. The samples were stored in his hotel room until they were sealed and shipped by standard carrier to the ALS Chemex Laboratory in La Serena. ALS Chemex is a certified assay laboratory under ISO 9001-2000.

ALS Chemex at La Serena prepared the samples as follows:

  dried the samples as necessary and crushed the samples to greater than 70% -2mm using a jaw crusher.

  A 250 gram split is obtained using a Jones Riffle Splitter and pulverized to greater than 85% -75 microns using standard ring and puck style pulverizing equipment.

  A 30 gram split was analyzed by for gold ICP-AA and fire assay (ALS method Au-ICP21) and by ICP-AES (ALS method ME-ICP41a) for copper and 33 other elements respectively.

Quality control procedures were employed by Mr. Hiner in the field for the samples collected to ensure that samples are representative of the material sampled. ALS Chemex maintains a program of internal quality assurance and quality control to maintain and control precision, accuracy, and contamination. These include the insertion of ALS geochemical standards and blanks into the sample analysis stream and duplicate analyses of both standards and client samples. Mr. Hiner relied on the laboratory's quality control program to manage precision, reliability, and reproducibility.

It is Mr. Hiner's opinion sample preparation, security, and analytical procedures are adequate for this level of evaluation. However, future programs to evaluate the Don Beno property should include development of a company-held geochemical standard, and utilization of blanks (geochemically inert material such as silica sand) inserted into the sample stream for submission to the laboratory to ensure and verify the precision and accuracy of the assay results, and to enable detection of contamination.

Data Verification

Geological information for the Don Beno property has been compiled from public and private sources and is dominantly of a geological or geophysical nature. Selected geochemical results from work by Gareste and consultants Fox and Schmidt were made available and inspected, but only minor duplicate sampling or data verification was undertaken to substantiate field checks of geology, visible mineralization, drill hole locations and core examination. Fox's sample locations were not tagged and could not be located in the field except by GPS location with an accuracy of +/-3m.

Mr. Hiner is not aware of any quality control measures that may have been used by Gareste geologists in their sampling programs. Because pulps and rejects from the 2007 RC program at Don Beno were not available, Mr. Hiner could not verify prior results. The 2007 drilling was conducted using RC drill methods, which are unreliable.

Fox's previous sample locations were not tagged or otherwise visible in the field. Mr. Hiner visited outcrops noted by Fox that were located by GPS, and sampled three of the outcrops in the same locations. Geochemical results are comparable; and Mr. Hiner ascribes minimal variations in chemistry to sampling bias by either or both individuals.

Due to the low and disappointing assay results from thin zones encountered in the 2008 drilling, Mr. Hiner did not resample any core.

Geophysical data was made available to Mr. Hiner and reviewed. Both raw data and subsequent data reductions were reviewed. Mr. Hiner was present part of the time when the geophysical survey crews were operating in the field. Mr. Hiner held discussions with field personnel and the chief geophysicist regarding work completed and work in progress. The quality of field work, data reduction and interpretation appears to be consistent with industry standards, and line-to-line comparisons are verifiable. However, Mr. Hiner is not a geophysicist and therefore not fully qualified to make judgment as to the quality of the work.

Mr. Hiner was present when consultant Eberhard Schmidt Ph.D. began geologic mapping in the area where geophysical studies were ongoing. A day was spent with Schmidt examining outcrops, mineral occurrences, and various rock units that would be used in geologic mapping. Mr. Hiner is personally acquainted with Schmidt, who is an experienced mineral exploration geologist. Subsequent field checks of Schmidt's mapping and interpretation are consistent with Mr. Hiner's observations.

Soil sampling surveys conducted by Zoro personnel were ongoing during Mr. Hiner's first visit to Don Beno. The soil programs were managed by geologist T. Worthington under the supervision of E. Marino. Worthington is an experienced geologist. Marino is an experienced Chilean geologist whom Mr. Hiner has known for some time. Marino's experience as Chief Geologist at Candelaria and his substantial exploration background in the 3rd region of Chile have been helpful to Zoro as exploration has proceeded. Mr. Hiner held numerous conversations with both Worthington and Marino and is comfortable with the experience and attention to detail that both geologists have applied to soil programs at Don Beno. Soil sample results indicate low and sporadic responses that do not appear to be beneficial for the definition of mineral targets at Don Beno. Due to the poor geochemical response, Mr. Hiner believes there was no reason to conduct duplicate soil sampling.

Additionally, Marino managed the drill program during the drilling of the last three holes of the 2008 drill program and he logged the core. Mr. Hiner re-examined core from the first 5 holes in the field with Marino, and agrees with his lithologic, mineral, and structural observations. Core from the final 3 holes was examined later and compared with logs constructed by Marino, and "quicklogs" (summary core logs) assembled by Schmidt. Schmidt independently sampled selected intervals of 2008 drill core. Geologic conclusions and interpretations by both geologists are consistent with observations made by Mr. Hiner.

In particular, Mr. Hiner considers the results from the 2007 program to be generally representative but unreliable for accurate determination of precious metal content, due to the inherently difficult sampling conditions associated with RC drilling. Mr. Hiner did not examine drill cuttings from RC holes drilled in 2007. In any case, cuttings from 2007 drilling may have undergone additional oxidation or contamination, and the veracity of any check sampling could be suspect. The drill locations were found and verified in the field. Mr. Hiner considers the drilling results for 2007 and 2008 to be informative for geologic considerations only.

Mr. Hiner's assay data was checked against field notes to ensure that there were no unusual inconsistencies between Mr. Hiner's reported results and field observations. Mr. Hiner is satisfied as to the adequacy of sample collection, handling, security, preparation and analytical procedures that have been carried out.

Mineral Processing and Metallurgical Testing

The property is at an early stage of exploration and no Mineral Processing or Metallurgical testing has been carried out.

Mineral Resource and Mineral Reserve Estimate

The property is at an early stage of exploration and no Mineral Resource or Mineral Reserve Estimates have been carried out.

Interpretation and Conclusions

Work to date has concentrated on IP anomalies considered to represent potential porphyry copper targets. Assay results of limited RC and core drilling are low, sporadic, and associated only with narrow zones within larger masses of disseminated pyrite. The widespread occurrence of disseminated pyrite found in core, RC cuttings, and in outcrops is notable, but there is no obvious evidence of porphyry copper mineralization or a hydrothermal system strong enough to support a porphyry deposit. Neither the type nor grade of mineralization or the accompanying alteration is strong enough to suggest a porphyry system is present at Don Beno. Additional work on porphyry systems is neither warranted nor recommended.

However, trace element chemistry coupled with stratigraphic similarities to Candelaria, and a complex structural and intrusive environment provide a compelling argument for continuing exploration to identify whether or not Don Beno could host an IOCG style copper gold deposit. The presence of sodic alteration noted by secondary albite and actinolite at the outcrop level overprinted locally by structurally-controlled potassic alteration suggests the environment is permissive for an IOCG setting. The presence of abundant hematite associated with chlorite and epidote property-wide may be suggestive of IOCG chemistry. Further, the type of geophysics (IP-resistivity) utilized to date is not the best means of evaluating the property for IOCG style minerals. It is Mr. Hiner's opinion that drilling to date has been influenced by porphyry copper style exploration methods, and IOCG potential remains to be evaluated. Further, it is Mr. Hiner's opinion that the geology, geochemistry, and alteration discerned to date are more supportive of an IOCG occurrence than a porphyry system.

Geologic mapping conducted by Schmidt on parts of the property are sufficiently detailed, but was concentrated in areas where IP anomalies were found. Additional mapping at the same or similar scale is needed on the entire property to complement any interpretations that may be made in the future. Geochemical data are likewise concentrated in specific areas and additional property-wide sampling is necessary to aid any interpretation of both geologic conditions and for the development of targets. It is Mr. Hiner's opinion that data collected to date are reliable, but density is insufficient to develop new targets or expand on existing targets.

Recommendations

First and foremost, Mr. Hiner sees no reason to continue exploration at Don Beno for a porphyry copper target. Second, to accurately evaluate any targets developed during geologic, geochemical, or geophysical programs, core drilling is recommended and the utilization of RC drilling is specifically not advised. To compile sufficient information to evaluate the property's potential to host an IOCG deposit and to adequately guide a drilling program, a detailed mapping and sampling program is recommended. Additional IP/Resistivity studies should be supplanted with the following geophysical and geologic tools:

  An aeromagnetic compilation of the entire property

  Concurrent with the aeromagnetic survey, conduct a radiometrics survey

  A ground magnetic survey of the entire property

  Geologic mapping of the entire property at a scale of 1:5,000 or 1:10,000

  Sufficient geochemical sampling to establish a property-wide trace element distribution

Commercial aeromagnetic data are available for purchase. The quality of this information should be examined, and if suitable could be purchased to save time and repetition.

Structural analysis coupled with thematic imagery analysis is also recommended to complement the surface and geophysical work. Manipulation and analysis of Landsat thematic imagery will help delineate both structural zones that may control mineralization and the associated alteration that would help define drill targets. Although the Chilean IOCG deposits are not noted for high U+ or REE presence, a radiometric survey may help define lithologies or structural components, and is easily included if an airborne aeromagnetic survey is conducted.

If the integrated approach successfully indicates suitable and defensible drill targets, a second phase program of drilling is recommended.

Budget Estimate

The recommended exploration program at the Don Beno property is estimated at $241,587 for Phase 1 and $482,900 for Phase 2. The table below provides a breakdown of projected expenditures for the proposed geochemical and geophysical surveys, along with follow-up drilling.

Proposed Budget Phase 1

Activity	Description	Total
Geology
Geologic Mapping	60days @ $700/day	$ 42,500
Structural Analysis	10days @ $700/day	$ 7,000
Landsat Imagery & thematic analysis	Est. $25,000	$ 25,000

Geochemistry
Rock chip sampling	45 days @ $500/day	$ 22,500
Rock chip analyses	15 smpls/day x 45 x $35	$ 23,625

Geophysical Surveys
Aeromagnetic Survey	15 days est. $35,000	35,000
Radiometrics Survey	Est. $50,000	$ 50,000
Ground magnetometry+report	20 days @ $ 700/day	$ 14,000
SubTotal		$219,625
Contingency @ 10%		21,963
Phase 1 Total		$241,587

Proposed Budget Phase 2

Activity	Description	Total
Drill Program
Drill Mobilization Costs		$ 25,000
Core Drilling	3000 m's x $100/m	$300,000

Geological & supervision	35 days @ $700	$ 24,500
Analyses - rock	1500 samples at $35/sample	$ 52,500

Support
Misc. supplies & materials	Estimate	$ 5,000
Food & Lodging, 2 personnel	Estimate 60 days @ $300/day	$ 18,000
Vehicles	Estimate 70 days @ $200/day	$ 14,000
	Subtotal	$439,000
Contingency @ 10%		$ 43,900
Total		$482,900

Escondida Project, Copiapó, Chile

Effective on August 18, 2008, the Company authorized the execution of an option agreement (the "Option Agreement") with Michael H. Kobler ("Kobler"), whereby Kobler had the option to acquire an undivided 50% interest in our Escondida property (the "Escondida Property"). In accordance with the terms and provisions of the Option Agreement, Kobler had an exclusive three-month period commencing August 16, 2008 (the "Initial Term") to perform due diligence relative to the Escondida Property. At any time prior to the end of the Initial Term, Kobler could elect to give us notice to commence to earn the undivided 50% interest in the Escondida Property (the "Election Notice"), whereby: (i) Kobler would have engaged in a series of proposed financings on our behalf; (ii) based upon certain closing dates of proposed financings, Kobler would have been responsible for payment of his share of certain budgeted costs of exploration and drilling programs at the Escondida Property; and (iii) we would have remained as operator of the Escondida Property.

It was proposed that at the time Kobler earned the undivided 50% interest in the Escondida Property, we would have entered into a joint venture agreement with Kobler. At the date of this Annual Report, the Option Agreement has lapsed and the joint venture funding agreement relating to the Escondida Property will not be consummated.

The Escondida Project is the subject of a technical report entitled "43-101 Technical Report on the Escondida Project, Third Region, Copiapo, Chile" (the "Escondida Technical Report") dated March 12, 2010 and prepared for the Company pursuant to NI 43-101 by John Hiner, Licensed Geologist. A complete copy of the Escondida Technical Report is available on the Company's profile on SEDAR at www.sedar.com. The following discussion of the Escondida Project is derived from the Escondida Technical Report.

Property Description and Location

The Escondida Project is located 58 kilometers west northwest of the industrial city of Copiapo, which is approximately 450 kilometres north of the capital city of Santiago

The Mining Code of Chile guarantees the owner of mining claims the right-of-access to the surface area required for their exploration and exploitation. This right is normally obtained by a voluntary agreement between the mineral claim owner and the surface owner. The mining company may obtain the Rights of Way (Servidumbre) through the civil court system, if necessary, by agreeing to indemnify the surface owner for the court-determined value of the surface area.

Claims and Title at Escondida

The Escondida Project consists of the Carbonatos 1-3, 6-8, 11-12 and 16-17, which cover 2,050 hectares. The claims were originally staked in 2006, but have since been surveyed and monumented, and are ready for conversion to mensuras (exploitation claims). All payments to maintain the claims are up to date, which expire January 16, 2011. Property boundaries are located by UTM coordinates, and the corners are secured by concrete monuments.

Escondida Claim Map

Zoro completed a purchase of a 100% interest in the Project through a Mineral Asset Acquisition Agreement dated May 7, 2007. Under this agreement Zoro incorporated its Chilean subsidiary Zoro Chile Ltda. and obtained interests in six separate properties in Chile and Peru, and in return a number of Zoro shares and warrants to purchase shares were issued to the vending group. There is no royalty. A 1km2 mensura in the central part of the claim block covers the area where the processing plant is located. This mensura was not part of the original Zoro land acquisition, but a subsequent agreement was reached between the parties for the inclusion of both land and pilot plant.

Mineralization

Copper, silver and possible gold was detected in young sedimentary rocks that accumulated in coastal basins as a function of erosion of the Andes. Based on limited examination and sampling, mineralization appears to be associated with very fine-grained pyrite in a gray, slightly altered limy tuff deposited in a northeast-trending graben in Miocene sedimentary rocks.

Environmental Issues in Chile

A summary of Chile's Environmental Law 19.300 and the Regulations regarding environmental impact studies is included in the discussion of the Don Beno Project above.

In the case of Escondida, the project is located in an isolated setting far from any significant population, and a Declaration (DIA) is not required at the present stage of exploration whereby the existence of potentially economic mineralization or an ore body is still being determined by phased exploration efforts. For any detailed drilling phase, a DIA will be required. A full Environmental Impact Study (EIA) will only be required in connection with permitting process when the project moves forward to approval for construction. The EIA report is much more detailed and includes a table of contents, an executive summary, a detailed description of the design of the project facilities and operating parameters, a program for compliance with the environmental legislation, a detailed description of the possible impacts and an assessment of how they would be dealt with and repaired, a baseline study, a plan for compensation (if required), details of a follow-up program, a description of the EIA presentation made to COREMA or CONAMA, and an appendix with all of the backup documentation. Once an application is made, the review process by COREMA or CONAMA will take a maximum of 120 days. Question and answer cycles typically delay this process. After the basic environmental approval is given a number of construction/operating permits may be granted by the appropriate authorities allowing the mine development and facilities construction to commence. If, however, COREMA or CONAMA comes back with additional questions or deficiencies, an equal period of time is granted to the applicant to make the appropriate corrections or additions. Once re-submitted and a 60 day period has elapsed, if no further notification from COREMA or CONAMA is received, the application is assumed to be approved. The Escondida project is expected to have minimal impact on any existing community or significant environmental parameter. No towns or populated areas fall within the boundaries of the Property and the nearest significant community is Puerto Viejo, a sparsely populated former port which is 10km to the south southwest. The area in the vicinity of the claims is sparsely populated at best, and in general the local residents have a long history of subsistence living from transient goat herding. In general the local communities have a very favorable attitude towards mining, particularly in terms of the possibility of future employment.

Environmental Liability at Escondida

There is no record of any exploration work, other than that detailed in this report, having been performed in this area in the past. Existing workings developed by Gareste include small pits and bulldozer trenches concentrated in a small area of the claim block near the pilot plant. In 2008, a former Zoro joint venture partner cut additional trenches at other locations on the property. Because there is no requirement by the Chilean regulatory agencies regarding the reclamation of such workings by subsequent lessees, there is no known environmental liability associated with the claims.

Permits

Permits for exploration and development are administered by the Chilean National Geological and Mining Service (SERNAGEOMIN). Environmental compliance is assured via the offices of the National Environmental Committee (CONAMA). Claim titles are recorded at the local Mining Conservator in Copiapo (Conservador de Minas).

Surface exploration and reconnaissance drilling as proposed by the author of the Escondida Technical Report, John Hiner, does not require permits under Chilean mining and environmental laws

Access, Climate, Local Resources, Infrastructure and Physiography

The small industrial city of Copiapo, 58 kilometers to the east southeast, is the closest community to the Escondida Project. Copiapo is the capital of Region 3 (the Atacama Region), and the province of Copiapo. Copiapo has a diversified economy, but mining is the principal activity.

Location Map - Escondida

The property is accessible from Copiapo by traveling 52 kilometers north on Pan American Route 5. Paved and graded gravel provincial highway C-318 leads west from Route 5 to coastal highway C-320, a distance of 15 kilometers. Travel north on C-320 5.3 kilometers to the property. The roads are all well maintained by the local provincial authorities and accessible via 2 wheel drive vehicles. Travel time from Copiapo to Escondida is about 1 hour.

There are no accommodations available at Puerto Viejo. However, adequate supplies and housing facilities are available in Copiapo.

Climate in the area is typical of the Atacama region. The area is known for its dry conditions, and rainfall is rare. It is a relatively cool, arid area and is occasionally subject to heavy fogs. Because of its coastal location and proximity to the nearby high Andes inland, the region is meteorologically anomalous. Summer temperatures average only 180 C, and winter low temperatures can be as low as 50 C. Due to the temperate climate, work on the property can be done year round.

Elevations on the property range from 30m to 128m. Power is available 10km to the east, where a major north-south high voltage power line runs parallel to Pan American Highway Route 5. Water occurs at shallow levels, generally at one meter or less, and is available on the property.

The closest source of supplies and materials is Copiapo. An industrial city with a long mining history, it is an excellent source for dried goods and consumables, various services, and an experienced work force is available. Numerous hotels and restaurants provide a variety of food and lodging capabilities.

History

In 2007, prior to the agreement to vend the property to Zoro, Gareste drilled two reverse circulation rotary holes. Both holes encountered substantial water inflows, rendering sample collection difficult and sample quality unreliable.

Geological Setting

Regional Geology

Central Chile has a complex geologic history with a Jurassic magmatic arc developed in the Coastal Range, progressing through a backarc sedimentary platform to the east. During the early Cretaceous an "aborted marginal basin" formed to the east of the arc, through which large volumes of andesites and basalts were erupted. Progressive deformation in the mid Cretaceous of the basinal volcanic formed the Aconcagua thrust fold belt. This occurred in conjunction with an eastward migration of magmatism during the Cretaceous and Tertiary. Andean deformation extended eastward for over 1000kms in this region indicating a shallow dipping Benioff zone.

Marine transgression and volcanism are represented in this area by the Cerrillos Formation or its equivalents. Volcanism was both subaerial and submarine in nature. During the early Jurassic volcanism, large granitic to gabbroic plutons of the Mincha Superunit were emplaced in the coastal regions. Later uplift caused a shift to dominantly subaerial conditions resulting in pervasive burial metamorphism as the marginal basin was filled with conglomerates, lavas and limestones. At the beginning of the Late Cretaceous the marginal basin rocks were intruded by granodioritic plutons of the Illapel Superunit, and this magmatic activity continued to the Miocene. This magmatic and volcanic activity moved progressively farther east during this time as a result of the shallow dipping Benioff zone.

Continuing uplift to the east created the high Andes during the Miocene to Recent time. Concomitant erosion and transport of the erosional products resulted in the deposition of the Atacama gravels, which blanket the peninsular region of Chile. Uplift along the coast is evident by stranded wavecut shoreline features, a prominent peneplain at least 30 meters above mean sea level, and downcut erosional features (drainages, quebradras, and small alluvial fans) that dissect the peneplain.

Property and Local Geology

The coastal lowlands are dominated by young sedimentary accumulations, commonly an intermixture of marine sediments and terrestrial detritus and basin deposits. Most of these deposits are flat-lying, and were deposited unconformably upon Mesozoic intrusive rocks. In the area of the claims, two sedimentary units predominate; a Miocene-Pliocene sedimentary sequence of largely clastic rocks, and a thin layer of Quaternary alluvium that blankets the entire area.

The rocks of principal interest at Escondida are the Miocene-Pliocene sequence. This sequence, called the Bahia Inglesa Formation, comprises a thick package of flat-lying marine, litoral, and terrestrial sedimentary clastic rocks, commonly fossiliferous and semiconsolidated. The formation is noteworthy for extremely rapid lateral and vertical facies changes. A basal conglomerate is common, but thereafter the formation is correlative mostly by its stratigraphic position and fossil dating, due to the highly variable rock type content. To the north of the claims, at Bahia Inglesa, the rock units are mostly limestones and limy sandstones. These are intercalated with basinal accumulations of diatomite, phosphoratic horizons, and volcanic ash. In the vicinity of the Escondida claims, the rocks are largely clastic, and contain a high volcanic ash component in the fine-grained horizons.

The coastal area where the claims are located has been eroded to a peneplain, and outwash from higher elevations to the east has coated the entire area with a thin veneer of Quaternary gravels. Several former shorelines remain visible in satellite images. Recent uplift has allowed erosion of the peneplain, creating numerous gullies (called quebradas) trending generally from northeast to southwest, draining the area.

Recent faulting is mostly hidden by Quaternary deposits. However, the alignment of the quebradas, the distribution and outcrop pattern of older crystalline rocks, and the abrupt termination of older shoreline wavecut features suggests that the dominant fault trend is northeast.

Deposit Types

Gold is contained in fine-grained tuffaceous rocks intercalated in the Formation Bahia Inglesa. In particular, there is a sequence of light gray, limy tuffaceous siltstone and sandstone bearing 1-3% very fine-grained pyrite that appears to be consistently anomalous in gold and silver. This unit, which varies from 0.5 to 3 meters in thickness, appears to be constrained in a ½ km wide structural zone that trends northeast through the claim area.

The zone is probably the remnant of a structural trough, and it is possible that seafloor hot spring vents were operative at the time. Evidence for this includes the disseminated pyrite, the lightly clay-altered aspect of the tuffaceous units, and the disposition of gold in samples taken to date.

Although information is sparse, the type of deposit considered for this property is a structurally controlled, shallow-water black-smoker type of occurrence. Sedimentary rocks consisting of marine limestones, sandstones, and water-lain tuffs of both marine and terrestrial origin were deposited in a graben. Black smokers (or sea floor hot springs) are considered to be the source of mineralization, by discharging precious metal-laden waters into seawater and by flooding unconsolidated sediments at shallow depths below the seawater-seafloor interface. Resulting temperature, pH, eH, and solubility changes result in selective stratiform deposition of minerals in those rocks susceptible to being mineralized.

Mineralization

Mr. Hiner spent considerable time investigating the area and nearby exposed rock units for hot spring alteration, or other evidence of black smoker activity. Several thin horizons of cherty and silicified limestone were noted. The occurrences of thin silicified units in limestone were accompanied by increased fossil accumulations, which could suggest warm or hot water environments. However, no association of visible mineralization with the silicic units was noted macroscopically, and Mr. Hiner did not sample the units.

Insufficient work has been done to adequately determine the nature and habit of any base or precious metal mineralization. The samples taken from bulldozer trenches by a joint venture partner's personnel indicate that there may be a northeast corridor of mineralization, but this may also be a function of exposure from erosion, as most of the areas trenched were in quebradas or other erosional windows exposing the Bahia Inglesa Formation.

Exploration

After acquiring the property, Zoro entered into a joint venture agreement with Michael H. Kobler ("Kobler"). Kobler conducted trenching and sampling in 2008, and cut 35 test pits to a depth of at least 5 meters. Samples from eleven of the thirty-five pits returned anomalous gold and silver. Trench sample locations are shown in the figure below, and sample assays are noted in the table immediately following such figure.

Trench Location and Sample Map

Trench Sample Assays

Sample	Au	Ag	Sample	Au	Ag
ID	oz/t	oz/t	ID	oz/t	oz/t

TP - 01	0.023	0.10	TP - 23 - B	<0.001	0.10
TP - 02	0.041	0.05	TP - 23 - C	<0.001	0.05
TP - 03	0.120	0.30	TP - 24 - A	0.051	0.20
TP - 04	<0.001	0.05	TP - 24 - B	<0.001	0.20
TP - 05	<0.001	0.05	TP - 25 - C	<0.001	0.15
TP - 06	<0.001	0.10	TP - 25 - D	<0.001	0.20
TP - 07	0.029	0.05	TP - 26 - A	<0.001	<0.05
TP - 08	<0.001	0.05	TP - 26 - B	<0.001	<0.05
TP - 09	<0.001	0.05	TP - 26 - C	<0.001	0.05
TP - 10	0.065	0.05	TP - 27 - A	<0.001	0.05
TP - 11	<0.001	<0.05	TP - 27 - B	<0.001	0.05
TP - 12	<0.001	0.05	TP - 28 - A	<0.001	<0.05
TP - 13	<0.001	0.10	TP - 28 - B	<0.001	<0.05
TP - 14	0.011	0.05	TP - 29 - A	<0.001	<0.05
TP - 15	0.048	0.10	TP - 29 - B	<0.001	0.05
TP - 16	<0.001	0.05	TP - 30 - A	<0.001	0.10
TP - 17	0.003	0.30	TP - 30 - B	<0.001	0.05
TP - 18	0.015	0.25	TP - 31	<0.001	<0.05
TP - 19	<0.001	0.10	TP - 32	<0.001	0.05
TP - 20	0.002	0.05	TP - 33	<0.001	0.20
TP - 21	0.206	0.15	TP - 34	<0.001	<0.05
TP - 22	<0.001	0.20	TP - 35	<0.001	0.10
TP - 23 - A	<0.001	0.10

A northeast-trending lineament disrupts the arcuate shoreline features visible on the property, and serves to localize the principal drainage in the area. Anomalous gold and silver in trench samples approximates the northeast trend. Examination of available exposures of Miocene sedimentary rocks suggests the northeast trend is a fault structure or graben feature that is partially covered. Although hampered by lack of exposure, a gray limy pyritic tuffaceous sequence appears to be constrained within the northeast trending zone. The zone is about 500 meters wide from northwest to southeast, and no gray tuffaceous material was seen outside the zone, based on limited examination by Mr. Hiner.

Drilling

Prior to the agreement with Zoro, Gareste drilled two reverse circulation holes as stratigraphic tests of the Bahia Inglesa Formation. Drill holes S-1 and S-2 were drilled to depths of 92 meters and 73 meters respectively. Mr. Hiner visited both drill sites, noted vertical cemented casing at each site and confirmed the physical location by GPS with accuracy to +/- 4m. Both drill holes are located near the boundary of the mensura. Since both the mensura and the surrounding pedimentos are controlled by Zoro, the drill hole locations are not sensitive to internal boundary concerns.

No drill logs were assembled, but samples were collected and later assayed by Zoro.

Both holes were vertical holes drilled through essentially flat-lying sedimentary rocks; therefore the assays are true thickness. However, both holes encountered heavy water inflows. Air compressors on the RC drill rig were apparently inadequate to control the incursion of formation waters, and sampling became a matter of trying to separate muds and water. As a result sample quality and integrity are questionable. Anomalous gold and silver were detected despite the poor sampling conditions, but the thickness and distribution of mineralization cannot be reliably estimated.

Although Mr. Hiner does not doubt the veracity of Jacob's assays, the reader is cautioned that the reverse samples provided to the laboratory are highly unreliable due to the inherent sampling problems related to reverse circulation drilling in general, but in particular when high water inflows are encountered during drilling and sampling, such as occurred at Escondida.

Sampling Method and Approach

Reverse circulation drill hole samples were taken as 2m composites. Samples were collected at the RC rig's cyclone discharge in wire screens, water was decanted, and the wet samples were placed in 10mil plastic bags. Individual samples are probably not fully representative of the interval for which the sample was taken, because of the likelihood of sloughing of the drill hole walls higher in the hole. Therefore, the presence of substantial amounts of water almost certainly compromised the quality of the samples. The presence of water in RC drilling can severely impact gold content, in that contributions of material from elevations in the hole other than the sample interval can contribute a non-representative gold fraction to an otherwise unmineralized section. Also, gold tends to settle in heavy water settings during RC drilling, providing for the possibility of biased assays downhole. The samples were sent to Jacobs Assay Office in Tucson, where traditional fire assay analyses were completed.

Trench samples were taken as vertical cuts on the walls of the trenches. In trenches TP 23-30, multiple samples were taken to determine whether different stratigraphic horizons were mineralized. Because the strata are flat lying, the vertical samples are representative of the horizons sampled. In conversation with Kobler, he indicated that his technical personnel made every attempt to collect a representative sample. It is Mr. Hiner's opinion that the trench samples are representative of the material exposed in the trenches. The samples were bagged and sealed, and shipped to Jacobs Assay Office in Tucson for fire assay analysis.

Mr. Hiner took ten samples on the property: two rock samples of available outcrop, two samples from stockpiles, three pilot plant concentrate samples, and three water samples. Outcrop samples are chip channel samples where appropriate stratigraphy was exposed. Stockpile samples are selections of various material exposed in the stockpile, taken to be as proportional to content as possible. Water samples were taken to determine water chemistry and any possible relationship with mineral or soil chemistry. Three concentrate samples were taken from metal drums at the pilot plant that the Gareste guide indicated were pilot plant output. All the samples were collected in 10 mil plastic bags, noted by sample tag and felt marker, and sealed with plastic zip ties. The sample locations were noted by GPS location, and photographs of the sample area were taken. Water samples were taken in sterilized polystyrene flex bottles. Sample bottles were submerged and rinsed, then filled to capacity underwater and sealed.

The chip channel samples from outcrop are reliable indicators of mineralization, if any, in the stratigraphy exposed and sampled by Mr. Hiner. No attempt was made by the Gareste guide to influence location or type of material, and the samples were independently selected by Mr. Hiner.

The stockpile samples are considered by Mr. Hiner to be representative of the material in the stockpiles, but the material sampled has been moved from its original site. Mr. Hiner could not reliably determine the original site of excavation. However, examination of the closest pits and exposed upper pit walls (approximately 1 m) suggests that the material was excavated and stockpiled beside individual pits. However, all the pits were full of water and not accessible for detailed inspection. None of the pits in the immediate 50m2 vicinity of the pilot plant was materially different; the material could have been retrieved from any of the pits.

Therefore, the stockpile samples should be considered as indicative only and not reliable as to sample location. Mr. Hiner believes however, that the material was stockpiled from nearby excavations and not transported onto the property from elsewhere.

The concentrate samples were taken from sealed drums stored at the pilot plant. The material was highly ferruginous, silt to granule size, and contained a strong magnetite component. No attempt was made to determine mineral content, as the sample material was entirely stained with iron coatings. The material in the concentrate drums was of the same size and consistency of residual materials examined in the electrolysis tanks, and Mr. Hiner has no reason to believe the materials sampled are not derived from the pilot plant operation.

Sample Preparation, Analyses and Security

Drill samples sent to Jacobs Assay Office were prepared as follows:

  samples as received were dried and ground to 90% -100m.

  All samples were placed in a rolling cloth and mixed a minimum of 24 times before sampling.

  Standard fire assay procedures were utilized using ½assay ton charges. Gold and silver were determined gravimetrically and reported in grams per metric ton.

  Copper and arsenic assays were obtained using ½ gram samples.

  ½ gram samples were digested in Aqua Regia, raised to 200ml, and analyzed via Perkin Elmer atomic absorption.

  Copper and arsenic were reported in percent.

  Jacobs placed internal standards and blanks randomly throughout the analysis stream.

It is Mr. Hiner's opinion that Jacobs Assay Office is a reliable laboratory, and the sample results are reliable insofar as the assay technique is concerned. An independent comparative study of numerous assay laboratories (including Jacobs) was conducted by the U.S. Bureau of Land Management in 2002. The study utilized a series of independent geochemical standards, which were submitted to each lab for analysis and comparison. Jacobs' results were well within industry standards for precision, accuracy, and reproducibility. However, whether or not the samples are representative of the intervals sampled in the drill holes is highly questionable, due to the water contamination discussed earlier. The samples were stored in a locked facility on the property until funds were available for analysis. However, there is a time lag between the drilling and collection of samples in 2007, and the transmission of samples to Jacobs in 2008. In Mr. Hiner's opinion, the chain of security is acceptable, but cannot be completely verified. Mr. Hiner reiterated in the Escondida Technical Report that the RC sample results should not be trusted or utilized, and are reported in Section 10 only for historical reasons.

The trench samples collected by Kobler's personnel were sent to Jacobs Assay Office for analysis. Jacobs analyzed the samples as follows:

  Samples as received were dried and ground to 90% -100m.

  All samples were placed in a rolling cloth and mixed a minimum of 24 times before sampling.

  Standard fire assay procedures were utilized using 50 gram assay charges. Gold and silver were determined gravimetrically and reported in grams per metric ton.

  Copper and arsenic assays were obtained using ½ gram samples.

  ½ gram samples were digested in Aqua Regia, raised to 200ml, and analyzed via Perkin Elmer atomic absorption.

  Copper and arsenic were reported in percent.

  Jacobs placed internal standards and blanks randomly throughout the analysis stream.

It is Mr. Hiner's opinion that the trench samples are representative of the materials sampled. The assay method used by Jacobs employs a large assay charge in the fire assay process, and due to the increased sample size results in a more reliable and representative assay value than the atomic absorption or ICP methods used in general exploration. Because only Kobler's personnel had access to the samples, it is also Mr. Hiner's opinion that standard security measures undertaken by Kobler's personnel were adequate to protect the integrity of the samples between time of collection and shipment to Jacobs.

In respect of Mr. Hiner's samples, no employee, officer, director, or associate of Zoro Mining Corporation or Gareste Ltda. was involved in the selection of samples to be taken, involved with the collection of the samples, or the preparation of the samples.

The samples were sealed at the sample site and remained in Mr. Hiner's possession. The rock and concentrate samples were stored in Mr. Hiner's hotel room until transported by pickup truck to the Viga Labs facility in Copiapo, where the samples were personally delivered to lab personnel for analysis. Viga Labs is a certified assay laboratory under ISO 9001-2000. Viga Labs was provided instructions to crush, homogenize, and split the samples. One half of the sample split was sent by Viga Truck to ALS Chemex Laboratory in La Serena. ALS Chemex is a certified assay laboratory under ISO 9001-2000. The sample flow sheet controlling sample distribution is shown below.

Viga Labs at Copiapo prepared the samples as follows:

  Dried the samples as necessary and crushed the samples to -1/4 inch using a jaw crusher.

  Homogenized the samples and made two splits using a Jones Riffle Splitter.

  One split of each sample was packaged and sent to ALS Chemex in La Serena.

  The Viga split was further split to obtain a 250 gram sample by utilization of a Jones Riffle Splitter.

  The 250gram split was pulverized to greater than 85% -75microns using standard ring and puck style pulverizing equipment.

  A 30 gram split was analyzed for Cu, Mo, Au, and Ag by ICP-AA (induction coupled plasma and atomic absorption).

ALS Chemex at La Serena prepared the samples received from Viga as follows:

  dried the samples as necessary and crushed the samples to greater than 70% -2mm using a jaw crusher.

  A 250 gram split is obtained using a Jones Riffle Splitter and pulverized to greater than 85% -75 microns using standard ring and puck style pulverizing equipment.

  A 5 gram split was analyzed using ICP-AA (ALS method Au-ICP21) and by ICP-AES (ALS method ME-ICP41a) for copper and 33 other elements respectively.

Water samples were sealed in a 5 gallon bucket and sent to ALS Chemex in La Serena for export to ALS Chemex Environmental Division in North Vancouver, British Columbia. The water samples were analyzed for metals utilizing ICP-AA, for alkalinity, chloride and sulfate by titration, and for total dissolved solids by conductivity analysis.

Results of these analyses are summarized below.

Quality control procedures were employed by Mr. Hiner in the field for the samples collected to ensure that samples are representative of the material sampled. Both Viga Labs and ALS Chemex maintain a program of internal quality assurance and quality control to maintain and control precision, accuracy, and contamination. These programs include the insertion of ALS geochemical standards and blanks into the sample analysis stream and duplicate analyses of both standards and client samples. Mr. Hiner relied on the laboratory's quality control program to manage precision, reliability, and reproducibility

It is Mr. Hiner's opinion sample preparation, security, and analytical procedures are adequate for this level of evaluation. However, future programs to evaluate the Escondida property should include development of a company held geochemical standard, and utilization of blanks (geochemically inert material such as silica sand) inserted into the sample stream for submission to the laboratory to ensure and verify the precision and accuracy of the assay results, and to enable detection of contamination.

Author's Sample Information

Sample No.	Sample type	UTM E	UTM N	Remarks
809001	Rock	311,859	6,984,214	Stockpile
809002	Rock	311,856	6,984,230	Stockpile
809003	Concentrate	311,850	6,984,200	Plant site
809004	Concentrate	311,850	6,984,200	Plant site
809005	Concentrate	311,850	6,984,200	Plant site
809006	Rock&Water	311,904	6,984227	Pit Area
809007	Water	311,904	6,984227	Pit Area
809008	Rock	310,981	6,983,287	Quebrada
809009	Water	314,018	6,987,162	Dug well
809010	Rock	314,018	6,987,162	Dug well site

Data Verification

Geological information for the Escondida property has been compiled from scant public and private sources and is dominantly of a geological or geochemical nature. JV partner Kobler's trenches were either collapsed or filled with water. Other than the results obtained by Mr. Hiner's work, earlier data could not been verified due to lack of safe access.

Mr. Hiner did not attempt to duplicate any of the trench sampling, because all the trenches were full of water and substantial sloughing of trench walls rendered approach and access unsafe. Furthermore, stored samples, if any, from 2008 sampling or drilling may have undergone additional oxidation or contamination, and the veracity of any check sampling could be suspect. As stated previously, the RC drill sample results are untrustworthy. Additionally the manner of storage of the samples could induce contamination or other problems that would render reanalysis unreliable. Prior sample locations were not visible or identifiable in the field, and Mr. Hiner therefore could not conduct duplicate sampling of any prior sample locations.

Mr. Hiner's samples were designed to test specific horizons for base and precious metal content independently of Gareste results, and to check for base and precious metal content in stockpiles near the processing plant. Original location of stockpiled material was not available for check sampling.

Mr. Hiner's assay data was checked against field notes to ensure that there were no unusual inconsistencies between Mr. Hiner's reported results and field observations. Mr. Hiner is satisfied as to the adequacy of sample collection, handling, security, preparation and analytical procedures that have been carried out.

Viga Labs analyses indicate elevated levels of copper, silver, and geochemically anomalous gold in Mr. Hiner's samples, whereas ALS Chemex analyses disclosed only anomalous silver. However, ALS Chemex noted that there could be potential issues regarding gold analysis due to the small sample size utilized in their analysis. Other elements that are anomalous, according to analyses by ALS Chemex, include chrome, manganese, nickel, strontium, and uranium. There is not enough information to conduct a statistical analysis regarding correlations or associations of anomalous elements with gold or silver.

Mr. Hiner's sample suite was delivered to Viga Labs with instructions to crush, homogenize, split, and send a second sample to ALS Chemex. Mr. Hiner instructed both labs to conduct analysis utilizing ICP methods. The sample method employed by Mr. Hiner at both Viga Labs and ALS Chemex is satisfactory for the detection of geochemically anomalous elements such as copper and silver, but inadequate for the accurate or reliable detection of gold.

Mineral Processing and Metallurgical Testing

Although the property is at an early stage of exploration, minimal Mineral Processing and Metallurgical testing was carried out. Gareste constructed a small pilot plant consisting of a grinding circuit feeding into cyclones for separation and clarification. Clarified material was mixed with dilute acids and water, and then split and run through two separate process circuits. One circuit treated the pregnant solutions with activated carbon, and the second circuit involved passing the pregnant solution through a series of electrolysis tanks. Results from both methods were inconclusive, as throughput was small, and the cyclones were hampered by clays. Head grades were not sufficiently known to calculate recoveries. Because of these issues, the results may not be reliable or representative, and should not be trusted. Furthermore, Mr. Hiner's results did not substantiate any concentration of metals in the processes selected, as described above.

Mr. Hiner took three samples of concentrate stored on the property, which were made from the electrolysis process. No activated carbon from the alternate process was available for testing.

Mineral Resource and Mineral Reserve Estimate

The property is at an early stage of exploration and no Mineral Resource or Mineral Reserve Estimates have been carried out.

Interpretation and Conclusions

The original supposition by Gareste personnel that the Escondida area could host a placer deposit is not supported by the available geologic information. However, samples were analyzed by Jacobs Assay in Tucson, Arizona in large samples delivered by Zoro and Kobler independently. Mr. Hiner's Viga Labs results substantiate anomalous copper, silver, and very low and variable gold values, albeit not at the same concentrations as Jacobs. Unfortunately, ALS Chemex's ICP thresholds are too high and their sample sizes too small to reliably analyze gold at the levels ascertained by Viga. In the instance of both Viga and ALS Chemex, ICP techniques necessitate the use of a small sample, which is a standard procedure. Jacobs Assay utilizes only fire assay techniques, and uses a full 50 gram assay charge after blending the entire crushed sample. All three laboratories report anomalous copper and silver, but gold values are geochemically anomalous at best. Nevertheless, the anomalous copper and silver values, as well as the presence of elevated trace elements such as chrome, manganese, nickel, strontium, and uranium tend to support the existence of some sort of mineralizing system.

Alteration is subtle, consisting largely of localized clay alteration, silicification, and fossiliferous limestone occurrence in shallow seawater settings. These may be indications of a subsea thermal spring system operating in a graben setting, and provides a plausible explanation of the presence of widespread fine-grained pyritic mineralization accompanied with some component of precious metals.

Insufficient work has been done to determine the mode and economic viability of the Escondida occurrence. The development of a pilot plant prior to determining whether a viable orebody exists may have been premature, but the elevated levels of copper, silver, associated trace elements, and to a lesser extent possible gold indicates that some form of mineralization is present.

Recommendations

Before any additional time and money are spent regarding the development of a pilot plant or flow sheet, work should be done to determine whether or not adequate mineralization exists. A detailed mapping and sampling program is recommended prior to implementation of a drill program. Structural analysis coupled with thematic imagery analysis is recommended to complement the surface work. Detailed sampling to determine the habit of precious metals is recommended as part of a mapping program, as well as to determine the viability of utilizing any trace element geochemistry that may complement target development.

If a copper-gold-pyrite and/or a copper-silver-gold-pyrite relationship can be demonstrated, it may be possible to utilize some form of geophysics, such as IP to provide additional confidence in the design of a drill program. In order to determine whether or not gold is associated with any mineralization, large samples should be taken and analyzed by both ICP methods and by fire assay methods, preferably utilizing a large sample charge of at least 30 grams.

Because of the degree of uncertainty regarding the development of a viable target, a two phase exploration budget is proposed. The initial program entails geologic mapping, geochemical sampling, thin section or micro-probe analysis, followed by trenching and sampling if warranted. If results merit continuing exploration, a modest drill program to test any targets developed is recommended. Geologic and geohydrologic conditions, combined with the low levels of mineralization encountered to date, absolutely preclude the use of reverse circulation drilling methods. Core drilling is highly recommended.

Budget Estimate

The recommended two-phase exploration program at the Escondida property is estimated at $92,950 for Phase 1, and $437,250 for Phase 2 if justified. The program total is $530,200. The tables below provide a breakdown of projected expenditures for the proposed mapping and geochemical surveys, with follow-up drilling if merited.

Proposed Budget Phase 1

Description	Explanation	Mth 1	Mth 2	Mth 3	Mth 4	Mth5	Mth 6	SbTot
Personnel
	Sr.Geol-2mos, $750/day	7500	7500		7500			$22,500
	Jr. Geol-4mos,$350/day		7000	7000	7000			$21,000
Logistics
	Food & Lodging est$25/day	250	1000	500	750			$2,500
	Travel-Sr. Geol expat	2000						$2,000
	Travel-Jr. Geol		500					$500
	Vehicle-est $1500/mo	1500	1500	1500	1500			$6,000
Field Activities
	Mapping- purch imagery est $2500	2500						$2,500
	Thin sections/Microprobe			2500				$2,500
	Trenching- excavator		10000	10000				$20,000
	Geochemistry-est 100smpls, $25ea				1250			$2,500
Office & Analysis
	Computer entry & analysis				1,000			$1,000
	Report & Recommend-Sr Geol				1,000			$1,000

						Sbtot		$84,500
						10%cont		$ 8,450
						Ph 1 Tot		$92,950

Phase 2 Drill Program

Description	Explanation	Mth 1	Mth 2	Mth 3	Mth 4	Mth5	Mth 6	SbTot
Personnel
	Sr.Geol-1/2mos, $750/day					3750	3750	$ 7,500
	Jr. Geol-1mos,$350/day					7000		$ 7,000
Logistics
	Food & Lodging est$25/day					500		$ 500
	Travel-Sr. Geol expat					2000		$ 2,000
	Travel-Jr. Geol					500		$ 500
	Vehicle-est $1500/mo					1500	1500	$ 3000
Field Activities
	Drilling - 2500m H core@ $125/m					312500		$312,500
	Field supplies					500		$ 500
	Drill Geochem-2500smpls, $25ea						62,500	$ 62,500

Office & Analysis							1000	$ 1,000
	Computer entry & analysis						1000	$ 1,000
	Report & Recommend-Sr Geol
						Sbtot		$397,500
						10% cont		$ 39,750
						Ph 2 Tot		$437,250
						Tot Prgm		$530,200

The Yura Project, Arequipa, Peru

As discussed above, we acquired a 100% interest in approximately 4,940 acres of exploration properties which covers the Yura property. The Yura Project is the subject of a technical report entitled "43-101 Technical Report on the Yura Project, Arequipa, Peru" (the "Yura Technical Report") dated March 2, 2010 and prepared for the Company pursuant to NI 43-101 by John Hiner, Licensed Geologist. A complete copy of the Yura Technical Report is available on the Company's profile on SEDAR at www.sedar.com. The following discussion of the Yura Project is derived from the Yura Technical Report.

Property Description and Location

The Yura Project is located approximately 30 kilometers west of Arequipa in southern Peru. Arequipa is the capital city of the Arequipa Region. Its population is approximately 1 million, and it constitutes the second most populous city of the country. Both the Yura project and Arequipa are situated in the Andes Mountains at an elevation of about 2,400m.

The Mining Code of Peru guarantees the owner of mining claims the right-of-access to the surface area required for their exploration and exploitation. This right is normally obtained by a voluntary agreement between the mineral claim owner and the surface owner. The mining company may obtain the Rights of Way through the civil court system, if necessary, by agreeing to indemnify the surface owner for the court-determined value of the surface area.

Claims and Title at Yura

The Yura Project consists of 2,114 hectares of exploration claims staked by Inversiones Mineras Stiles ("Stiles"), a private Peruvian corporation, and acquired by Zoro in 2007 from Stiles and several other parties. In early 2010, Zoro prospectively added 1,497 hectares to the property when it signed an agreement to acquire the Fortuna claims from two private vendors. Property boundaries are located by UTM coordinates. The claims are maintained by making annual payments in accordance with Peruvian mining law.

Zoro will obtain a 100% interest in the Fortuna claims when it closes the Asset Purchase Agreement dated February 23, 2010. At closing, Zoro will issue 6 million shares of its restricted common stock to the vending parties, and make staged payments totalling $325,000 to the vending parties. The vending parties reserve a 2.5% net smelter return royalty ("NSR"), 1.5% of which can be purchased by Zoro at any time prior to the commencement of production for the sum of $8,000,000. Included in the NSR agreement is an advance yearly minimum royalty payment of $100,000, which amounts are credited against any royalties ultimately payable.

Yura Property Map

Mineralization

Gold mineralization is hosted in northwest-trending shear zones in a medium- to coarse-grained granodiorite. The shear zones vary in width from a few centimetres to tens of meters. Quartz veins and veinlets within the shear zones commonly contain visible gold, and free gold can also be panned from sheared granodioritic material. There is an empiric relationship of gold and quartz veining with an envelope of potassic alteration within the shear zones. Potassic alteration is exemplified by common sericite, k-spar flooding, and occasionally secondary biotite formation in and adjacent to the shear zones.

Environmental Issues in Peru

As part of the structural reforms that resulted in the General Mining Law, the Peruvian government initially adopted the Environment and Natural Resources Code in 1990. Subsequent revisions addressed emission limits, periodical monitoring, economic liability, and mandatory environmental impact statements. To streamline the process, the government enacted Supreme Decree 042-2003-EM, which had the objective of additional requirements for obtaining mining and beneficiation permits as shown in the bullet points below:

Prior Commitments - Supreme Decree No. 042-2003-EM

  Perform production activities under a policy framework that aims for environmental excellence;

  Respect the local institutions, authorities, culture, and customs; keep a propitious relationship with the population of the mining operation's influence area;

  Keep a continuous and opportune dialog with the regional and local authorities, the population of the mining operation's influence area, and its representative organizations, providing them with information regarding its mining operations;

  Foment, preferably, local employment, offering the required training opportunities; and

  Acquire, preferably, local goods and services to cover the necessities of its mining activities and staff, in reasonable conditions of quality, opportunity and price; creating the adequate mechanisms for agreements.

Mining and exploration companies operating in Peru have generally found the environment for development and operation to be positive, so long as the socio-economic issues are managed in accordance with the law.

The Yura project is expected to have minimal impact on any existing community or significant environmental parameter. No towns or populated areas fall within the boundaries of the Property and the nearest significant community is Arequipa, which is about 30km to the east. The area in the vicinity is unpopulated, and in general the local residents have a long history of subsistence living from subsistence agriculture, transient goat herding and very small scale mining of narrow gold-bearing veins. In general the local communities have a very favorable attitude towards mining, particularly in terms of the possibility of future employment.

An environmental review of the project area has been conducted, and there do not appear to be any existing environmental liabilities. There are no known sites of archaeological interest on the property or in the vicinity. For these reasons, the Yura project was approved in 2008 for exploration and drilling activities by the Minister of Energy and Mines.

Environmental Liability at Yura

There is no record of any exploration work, other than that detailed in this report, having been performed in this area in the past. There are a few miniscule prospect pits that explore surface gold occurrences, small quartz veins, and iron-altered zones, but not tunnels or shafts of any consequence. Because there is no requirement by the Peruvian regulatory agencies regarding the reclamation of such workings by subsequent lessees, there is no known prior environmental liability associated with the claims.

The Company is required under its existing and valid permits to mitigate its surface activities and conduct reclamation. The Company conducted environmental and air quality studies as part of its permit application process. The Minister of Energy and Mines determined that project activities would have no ill effects on the environment.

Permits

Permits for exploration and development are administered by the offices of the National Institute of Concessions and Mining Cadastre and the Office of Mining Concessions. Environmental compliance is assured via the offices of the Organismo Supervisor de la Inversion en Energia (OSINERGMIN).

The Company has received permits for its exploration activities and environmental compliance permits from OSINERGMIN. The permits and associated annexes were reviewed by the author of the Yura Technical Report, John Hiner, and are satisfactory.

Access, Climate, Local Resources, Infrastructure and Physiography

The project area is located 30km west of the capital city of Arequipa. Arequipa is a mining and tourism center for southern Peru, and offers international aiport connections.

Location Map - Yura Project

The property is accessible from Arequipa by traveling about 25km northwest on Regional highway 30B through the small community of Yura. A graded gravel and dirt road leave the highway near the Yura cement plant follows local drainages through the small Yura community, then southwest to Zoro's camp on the Yura property, a distance of about 21km. Travel time is about 1.5 hours. A four-wheel drive vehicle is not necessary, but recommended. Elevations on the property range from 1200 to 2400m.

Climate in the area is typical of the Arequipa region. It is generally warm and dry throughout the year. The city of Arequipa is situated at the southernmost tip of Peru's Desert Coast and enjoys plenty of sunshine, with daytime temperatures rarely dipping below 20oC. Night time temperatures can drop sharply, particularly in June, July and August, when temperatures hover around 10oC and can feel very chilly.

The closest source of supplies and materials is Arequipa. An industrial city with a long mining history and a diversified industrial base, it is an excellent source for dried goods and consumables, various services, and an experienced work force is available. Numerous hotels and restaurants provide a variety of food and lodging capabilities.

Elevations on the property range from 1200m to 2400m above sea level. Topography is moderate, with locally steep terrain from incised drainages. The climate is warm and dry. Vegetation is moderate to non-existent.

Water is available on the property, and can also be purchased from a private agricultural canal that traverses the southern BORDER=0 of the property. Power is available 5km to the east.

History

Little is known of the early prospecting or artisanal production from the Yura property. Artisanal miners, known locally as "informales", explored the area, and made numerous cuts and prospect pits, but no sustained mining took place. According to local informales with whom Mr. Hiner spoke, prospecting activity probably dates back to the Incas, although Mr. Hiner saw no evidence to support this.

The area has not experienced modern exploration, despite the intense activity that has occurred in southern Peru. The combination of very remote and poor access, limited outcrop exposure, and a dogmatic belief that the gold mineralization in the area occurs only in small quartz veins have led modern exploration and mining groups to shun the area.

In July 2006 the Yura property (then referred to as Yebacha) was visited and briefly examined by geologists of Minera Penoles de Peru S.A., as part of a two-property tour. There were no roads, and access was difficult, requiring a substantial hike into the area. Lack of exposure limited their evaluation to existing prospect pits and small cuts made by artisanal miners. They took six rock samples of vein, altered granodiorite, and breccia material. They concluded that there was not a target on the property that met their requirements.

Stiles began staking and acquiring claims in the Yura area before 2007, and by early 2010 had acquired and consolidated the claim package that was vended to Zoro. Mr. Hiner has no knowledge of any prior claimants in the area.

Geological Setting

Regional Geology

The Arequipa region is situated within a large, pre-Devonian age metamorphic complex. Amphibolite to greenschist facies metamorphism is the result of at least three metamorphic events dating to 1918, 440, and 392 Ma respectively. Later intrusive activity from Paleozoic through Jurassic time has created a complex intrusive pattern most likely related to subduction events related to the nascent Pacific Ocean. Recent volcanism overprints the older rocks, and eruptions from young volcanoes have been recorded in modern history.

Property and Local Geology

The geology of the Yura property is dominated entirely by a large granodiorite intrusive rock mass. The granodiorite varies in composition and texture locally. In general it is a medium- to coarse-grained equigranular intrusive body that covers an area in excess of 100 square kilometres. The rock is made up of varying percentages of equigranular plagioclase, hornblende, augite, and biotite crystals and minor quartz. Locally the texture varies from equigranular and fine-grained to a porphyritic texture wherein large hornblende crystals are set in a fine-grained aphanitic to equigranular groundmass.

The intrusive granodiorite is cut by numerous very fine-grained to medium-grained quartz feldspar dikes that trend north to northeasterly. Andesitic to basaltic dikes occur discontinuously and locally, and appear to be the youngest igneous activity.

The strongest structural pattern is a ubiquitous series of east-northeast fractures that likely mimic intrusive joint patterns. The east-northeast joints are cut by mineralized northwest trending faults and structures that appear to be related to regional strain events. The strike of the northwest trending faults is regional in extent. The faults vary from single slip planes showing largely strike-slip as the last movement to shear zones that range in width from a few centimetres to 50meters or more. Outcrop is sparse, and is covered largely by granodiorite detritus and unaltered boulders of granodiorite that largely mask the underlying rocks and structural aspects of the bedrock. The degree of shearing that the intrusive rock has undergone is largely unnoticed in undisturbed terrain, and becomes apparent only when examining fresh road cuts and prospect pits.

Virtually the entire intrusive body has been altered, and exhibits widespread propylitic alteration effects. Epidote occurs in veins and in blotchy masses throughout the intrusive. Much of the mafic minerals have been altered partially or completely to chlorite. In the vicinity of intense shearing, granodiorite has been further altered by potassic alteration, usually displayed by addition of sericite in the shear zones, occasional to common k-spar flooding in the equigranular matrix, and locally the introduction of secondary biotite. The potassic alteration effects appear to be confined or controlled by the northwest shears.

Geologic mapping to date has been limited to location of dikes and plugs of various compositions within the granodiorite mass.

Deposit Types

The principal focus of exploration on the property is gold in shear zones. The shear zones trend northwest, and serve to localize multiple phases of quartz infusion. Shearing and mineralization appear to have been concomitant, as numerous examples of sheared quartz cut by later quartz veins. Numerous iron oxide veinlets are found in nearly all the shear zones visited by Mr. Hiner. Gold is easily panned from ground quartz, iron oxide veinlets, and sheared granodiorite taken within the shear zones.

The type of deposit under consideration at Yura is a shear-hosted mesothermal gold deposit.

Mineralization

Gold occurs as grains entrained in quartz, as smears on fracture faces, and in the numerous iron-oxide veinlets that occur in shear zones where quartz and sericite are present. Assays for samples taken by Mr. Hiner suggest that gold additionally resides in the sheared granodiorite within the shear zone, but work to date is insufficient to quantify this type of occurrence. Rarely, relic pyrite can be found in massive quartz veins.

The gold in shear zones is almost always associated with quartz veins and veinlets, and there is a common association of iron oxide veinlets in the shear zones. In every prospect visited by Mr. Hiner, potassic alteration as an overprint on the propylitically-altered granodiorite was visible, and is exemplified by the presence of sericite and occasionally by k-spar flooding in the matrices of the intrusive host rocks.

As a function of topography, oxidized vein material is visible along the strike of several veins over a vertical distance of 400m. The shear zones are continuous, but the mineralized portions are not. The depth of oxidation in the shear zones is not known, however.

Exploration

Zoro personnel have conducted surface prospecting and minimal local trenching. From satellite imagery and airphotos, plus minimal confirmatory reconnaissance work, in excess of 30 individual mineralized shears have been identified in the district. Most of the identified zones are located outside the boundaries of the property optioned by Zoro.

Zoro geologists describe their findings as follows:

"More than 30 veins have been located, about half of which have been sampled in outcrops and workings. 100% of the samples assayed returned gold values, from a few grams average near or on the surface, to over 200 grams at 30 meters depth on one of the veins.

The hosted veins are largely found between 1200 to 2400 meters above sea level, and weather is favourable for all year mining. The Chili and Yura Rivers converge on the southern portion of the properties, forming the Vitor River. These rivers drain along deep faults which expose the batholith to depths of 300 meters, and up to 600 meters on the southwestern portion of the property. Some of the veins are traceable down strike at or near the river bottom. Taken together, the horizontal and vertical relief presents a rough 3 dimensional view.

The veins along strike occasionally form either the footwall, headwall, or even center of shear zoned hostrock. These shear zones vary in width of 2 to 15 meters, with strike lengths up to 100 meters or more."

Mr. Hiner's observations generally are in agreement with the Zoro geologists' statements as regards strike lengths, vertical persistence, and shear widths in the areas Mr. Hiner visited, but work to date has been insufficient to assess the mineral potential of individual zones. The ability to make more precise assessments is restricted by the reconnaissance level of work completed to date, the limited access available, and a paucity of reliable outcrop to ascertain the strength and persistence of shear zones and associated mineralized zones. Of the prospects within the property, only four have been examined and sampled by Mr. Hiner: the Fortuna, the Dolores, Charlie, and the Suzi zones. The Alma prospect is situated north of the Charlie occurrence on the same shear structure. It was visited but not sampled as part of a traverse to examine the Charlie shear zone along strike. The Alma prospect consists of two small artisanal diggings on small quartz veins. The Iris and Eliana zones were visited briefly, and determined to be narrow quartz veins within northwest-trending shears. Due to lack of exposure, no sampling was done. The other zones both on and off the property were not visited by Mr. Hiner, due to the fact that they are remote and accessible only on foot. According to Zoro personnel, the prospects named but not visited or sampled consist largely of minimal prospect pits and artisanal workings that are of the same geologic mode, being narrow quartz veins in anastamosing shear zones that trend northwesterly.

Zoro commissioned a limited geophysical program in 2008. The object of the program was to resolve whether or not IP could detect the limited sulfides present in mineralized zones at Yura. A simple test of one line at the Marylin prospect confirmed that IP showed no useful response.

It is readily apparent in the field that boulder scree, talus, and alluvium cover large parts of the property. Mapping and sampling without access to reliable bedrock exposure hampers the evaluation of the project. Adequate mapping and determination of project level geology will depend upon access to bedrock exposure via additional roadcuts or trenching.

Zoro geologists completed a district-wide sampling program in 2007 and 2008. Many of the known prospects were visited on a limited basis due to difficult access and the remote location of the prospects. Rocks sampled included vein material, muck and dump piles, altered rocks in shear zones, and surface grab samples of altered and unaltered rock. The locations were noted by prospect name and UTM coordinates. Samples were fire assayed. Because the geologists anticipated coarse gold and sample reproducibility issues, they also instituted a panning program as a comparison. Results of both the assay results and the panning results were reviewed by Mr. Hiner.

More recently, Zoro personnel constructed approximately 30km of roads in order to gain access to various prospects deemed to be worthy of additional exploration. These roads allowed Zoro workers to move equipment in to three prospect areas in particular, the Fortuna, the Charlie, and the Dolores zones. Although the Suzi zone is accessible via bulldozer track, no work has been conducted. Zoro considers the Fortuna, Charlie, and Dolores zones to be the principal targets and material mineral occurrences on the property, given the limited and reconnaissance level of information available elsewhere on the property.

Mr. Hiner visited, from north to south, the Upper and Lower Fortuna zones, the Dolores zone, the Suzi zone, and the Charlie zone. Samples were taken at each of the four locations. The Iliana and Iris zones were visited but not sampled due to caving and scree cover of artisanal workings. Descriptions of the zones visited are set out below.

Fortuna Zone

At the Fortuna zone, bulldozer work cleared an area at a location called the Upper Fortuna zone, and exposed shearing that is in excess of 100m in width. Drilling and blasting in the main part of the shear zone exposed a quartz-mineralized shear zone that is in excess of 10 m wide. For safety reasons, Mr. Hiner could not gain access to the face of the cut for sampling. However, Mr. Hiner did conduct chip sampling across the zone south of the open cut. The Fortuna zone is visible over 0.6 km to the southeast, where the Lower Fortuna workings are visible. The Fortuna zone is traceable on the ground and in airphotos, and is clearly evident in the hillside above the Lower Fortuna adit.

Zoro geologists did not conduct sampling at the Fortuna zone.

Charlie Zone

At the Charlie zone, a shaft was sunk to 30 m, and a drift begun down hill to access the shaft. Broken ground in excess of 15m in width required concreting the entire zone and the drift has not been completed. The entire zone has been rock bolted and screened for protection. The main adit entrance has been concreted for stability.

In the hanging wall of the Charlie zone, Mr. Hiner took a sample, and also panned a sample from the same cut. The sample assayed 0.29ppm Au, and the pan showed substantially more visible gold than the assay indicated.

Five samples were taken by Zoro geologists at the Charlie prospect. Four contained gold, but silver was not detected. A sample of country rock reported no gold or silver. Of the four samples, samples YEO 286 and YEO 309 appear to be high-grade select samples, whereas YEO 308, 310, and 393 appear to be representative of vein and wallrock.

Charlie zone samples- Zoro

Suzi Zone

The Suzi zone comprises an area of numerous prospect pits and dogholes that expose sheared granodiorite. Alteration of sheared granodiorite is locally intense, resulting in a subdued topography in comparison to the surrounding terrain. Shear zones vary in thickness from thin shear selvages to zones in excess of 3m wide. There is no dominant shear trend, and Mr. Hiner noted shear trends ranging from E-W to N45E. Samples taken by Zoro geologists contained gold and silver ranging from no detectable to15.05g/t and 5.1g/t respectively (table below).

Suzi zone samples- Zoro

Dolores Zone

The Dolores zone is situated on a large, N75W-trending anastamosing shear zone that varies in thickness from 1m to 15m where visited. A small shaft has been developed at the top of the hill where the mineralized shear crops out. Away from the top of the hill, outcrop is sparse and the shear can be traced only by float, occasional small prospect pits, and topographic lows.

Numerous samples were taken at Dolores by Stiles and later by Zoro geologists. Stiles developed a 20m shaft and drifted 45m into the shaft from 20 m below to the southeast. Because of this limited development work, and because the zone was exposed, grab samples were taken of dump material and stockpiles from Stiles work, and numerous channels were cut on thin quartz veins within a 15m wide shear zone. Several samples were high-grade select samples taken to ascertain the habit of the gold occurrence, and are not representative of the grade or tenor of the mineralized shear zone.

Drilling

The property is at an early stage of exploration and no drilling has been conducted.

Sampling Method and Approach

Zoro sample programs

In discussions with Zoro personnel, sampling conducted in 2007 and 2008 was directed at available outcrops, prospect pits, quartz veins and mineralized shear zones, artisanal dumps, mineralized float, and visibly unmineralized granodiorite. Mineralized material was sampled where accessible to determine grades of gold and silver. Sampling of mineralized zones included rock chip samples and channel samples across visible mineralized zones. Dump piles were sampled to gain an understanding of what artisanal miners may have been mining. The vendors to Zoro attempted sporadically to mine at the Mercedes, Charlie, and Fortuna prospects, and several samples were taken of residual dumps, muck piles, and rock in place where accessible.

Dependent upon the size of the individual prospect, sampling covered areas as small as individual outcrops, as in the case of Eliana and Iris. The other prospects cover areas ranging up to 50m in width, with strike lengths along shear zones up to 500m. Sample coverage was adequate to determine whether or not precious metal mineralization was present, but not systematic. At each of the prospects sampling is insufficient to reliably determine grade or tenor of any mineralized zone. At each of the prospects, alluvial and scree cover severely hampers orderly or uniform sample coverage.

Most of the samples were taken to accentuate gold and silver grades. As such, the results are indicative of high-grade mineralization, and are not representative of overall grade and tenor of individual mineralized zones. Samples taken of visibly unaltered granodiorite host rock at Mercedes and Dolores prospects returned low gold grades. Inspection by Mr. Hiner indicates that anomalous gold is likely contained in iron oxide veinlets that cut the unmineralized granodiorite, and the samples are therefore not representative of the granodiorite itself.

Yura Technical Report Author's sampling

Mr. Hiner took fifteen 1kg to 3kg rock samples of sheared and mineralized material from several zones on the property. Particular focus was paid to the Fortuna zone and to a lesser extent the Dolores and Suzie zones. At Fortuna, the samples are chip channel samples across the altered zone, and cover an area of approximately 50m. Samples at Suzie and Dolores are chip samples of altered zones and veins exposed in prospect pits. At Suzie, the samples were taken in an area of approximately 200 square meters. The samples were collected in 10 mil plastic bags, placed inside Hubco cotton standard sample bags, noted by sample tag and felt marker, and sealed with plastic zip ties. The sample locations were noted by GPS location, and photographs of the sample area were taken.

The fifteen samples taken by Mr. Hiner are representative of silicification, iron-stained, and mineralized zones found in sheared and altered intrusive rocks. Mr. Hiner attempted to sample obviously altered rocks in order to determine the precious metal content of mineralized or altered rocks. Because gold is visible and coarse, Mr. Hiner consulted with ALS Chemex personnel as to an appropriate analysis technique. The lab recommended, and Mr. Hiner concurred, that it was appropriate to analyze all the Yura samples utilizing the largest sample size available and by employing metallics screening techniques. The samples are visually biased toward mineralized material, and are not representative of either the country rock in the area, and may not be representative of mineralization, if any, which may occur at depth in the area. Mr. Hiner's sample locations by prospect are set forth in the table below. Brief descriptions of Mr. Hiner's samples and assay results are shown in the second table below.

Samples by Author of Yura Technical Report

Sample #	Prospect	UTM E	UTM N
0610001	L. Fortuna	201,476E	8,194,491N
0610002	Dolores	198,853E	8,190,578N
07021001	Charli	200,960E	8,189,820N
07021002	Susi	199,978E	8,190,198N
07021003	Susi	199,970E	8,190,250N
07021004	Susi	199,934E	8,190,261N
07021005	Dolores	198,839E	8,190,616N
07021006	Dolores	198,827E	8,190,605N
07021007	Dolores	198,810E	8,190,600N
07021008	U. Fortuna	201,057E	8,194,868N
07021009	U. Fortuna	201,034E	8,194,860N
07021010	U. Fortuna	201,035E	8,194,855N
07021011	U. Fortuna	201,045E	8,194,854N
07021012	U. Fortuna	201,047E	8,194,868N
07021013	U. Fortuna	201,010E	8,194,836N

Samples and Assay Results of Author of Yura Technical Report

As with most projects involving coarse gold or free gold mineralized zones, sample size and assay method is a constant problem. In spite of attempts to isolate and identify coarse gold or nugget variances, there remains the issue of underreported gold in samples. For instance, samples 07012008 through 07021013 were taken across the Fortuna shear where exposed by bulldozer cuts. Only one of these samples reported gold in the ALS Chemex metallics assays (07021012). However, each of these samples 07021008 through 07021011 and sample 07021013 were panned at the time, and each produced a small gold tail in the pan.

Mr. Hiner did not attempt to sample unmineralized rocks.

Sample Preparation, Analyses and Security

Zoro sampling programs

Samples taken by Zoro geologists were bagged, transported to Arequipa, and sent to Jacobs Assay Office in Tucson. Jacobs prepared the samples as follows:

  Samples were dried and crushed to 90% -100m.

  Samples were blended in a rolling cloth and mixed a minimum of 24 times.

  Standard fire assay procedures were performed using ½ assay ton charges.

  Gold and silver were determined gravimetrically and reported in grams per metric ton.

  Jacobs inserted internal standards and blanks randomly throughout the sample stream to maintain precision and accuracy.

In Mr. Hiner's opinion, sample preparation and analyses were conducted to industry standards. Although Mr. Hiner cannot comment on the level of security utilized by Zoro's geologists, the variability of gold and silver values reported, including a large number of samples that returned no detectable gold values, suggests that security was adequate, and no attempt was made to alter the content of any of the samples taken.

Yura Technical Report Author's sampling

No employee, officer, director, or associate of Zoro Mining Corporation was involved in the selection of samples to be taken by Mr. Hiner, involved with the collection of the samples taken by Mr. Hiner, or the preparation of the samples.

The samples were sealed at the sample site and remained in Mr. Hiner's possession. The samples were stored in Mr. Hiner's hotel room until they were sealed and taken by pickup truck to the Stiles office in Arequipa. ALS Chemex personnel picked up the samples, packed and sealed the samples in a Chemex container, and delivered the samples to ALS Chemex in Lima. ALS Chemex is a certified assay laboratory under ISO 9001-2000.

ALS Chemex at Lima prepared the samples as follows:

  Dried the samples as necessary and crushed the samples to greater than 70% -2mm using a jaw crusher.

  A 500 gram split is obtained using a Jones Riffle Splitter and pulverized to greater than 85% -75 microns using standard ring and puck style pulverizing equipment.

  The sample is screened to separate -100mesh and +100mesh fractions. Duplicate 50 gram fire assays analyses are done on undersize and oversize fractions. Individual assays, calculated total weight, weight fractions, and total gold are reported.

Quality control procedures were employed by Mr. Hiner in the field for the samples collected to ensure that samples are representative of the material sampled. ALS Chemex maintains a program of internal quality assurance and quality control to maintain and control precision, accuracy, and contamination. These include the insertion of ALS geochemical standards and blanks into the sample analysis stream and duplicate analyses of both standards and client samples. Mr. Hiner relied on the laboratory's quality control program to manage precision, reliability, and reproducibility.

It is Mr. Hiner's opinion that sample preparation, security, and analytical procedures are adequate for this level of evaluation, but not for continuing exploration and resource evaluation.

Because sample size and nugget effect is probably going to be an ongoing laboratory issue, Mr. Hiner recommends taking as large a sample as is practical, and developing an analysis procedure with the selected lab to accommodate nugget gold problems. Mr. Hiner has held additional discussions with ALS Chemex personnel in Lima and Vancouver regarding alternative procedures, as well as with metallurgical consultants in Reno, Nevada. The general consensus, with no decision reached, is that other methods may work depending on the mode of gold occurrence. Alternative methods suggested for consideration include bottle roll testing, column leaching, and utilization of gravity circuits to concentrate large samples prior to independent analysis. Any method subsequently selected will depend on additional work to determine the habit and mode of occurrence of gold in the oxidized and mineralized zones of the Yura project.

Future programs to evaluate the Yura property should include development of a company-held geochemical standard, and utilization of blanks (geochemically inert material such as silica sand) inserted into the sample stream for submission to the laboratory to ensure and verify the precision and accuracy of the assay results, and to enable detection of contamination.

Data Verification

Geological information for the Yura property has been compiled from public and private sources and is dominantly of a geological and reconnaissance nature.

Mr. Hiner is not aware of any quality control measures that may have been used by Zoro geologists in their sampling programs, and none of the contract geologists used by Zoro in the prior programs were available for discussion. Because pulps and rejects from the Zoro programs were not available, Mr. Hiner did not attempt to verify prior sample results using prior sample material. Mr. Hiner conducted a check sample analysis at two sample locations at the Dolores prospect that were pointed out by one of the private vendors. Mr. Hiner's sample number and assay value are compared below with the Zoro assay number and result.

Check Sample Results

Author's sample check	Au (g/t)	Zoro sample	Au (g/t)
7021005	0.05	YEO 182	0.49
610002	3.53	YEO 181	2.47

Check sample 7021005 was taken in a channel sample cut by Zoro geologists. The variability of grade is likely a function of the presence iron oxides and silicification, and variations in gold grade are suspected to be relative to the amount of iron oxide taken in the sample.

Check sample 61002 was taken in a small cut in the wall of the Dolores zone. The granodiorite was not visibly altered, but the rock was shattered and iron oxide veinlets were numerous. It is Mr. Hiner's opinion that the variability in gold values is related to the density of iron oxide veinlets and the amount of iron oxides preferentially sampled.

At the Suzi prospect, Mr. Hiner attempted to reproduce a Zoro sample on the basis of matching UTM coordinates. Sample 7021004 was taken at 199,934E 8,190,261N, which matches the coordinates of Zoro sample YEO 125. Mr. Hiner's results for gold were 3.08 ppm, whereas Zoro sample reported 8.23 g/t. Mr. Hiner's sample was a 1m chip across a vein structure in a prospect pit, whereas the Zoro sample was a dump grab. Mr. Hiner notes that his sample weight was 1.6kg versus Zoro's sample weight of 10.26 kg. The sample cannot be considered a duplicate, but both samples reported gold, and Mr. Hiner believes that large sample sizes are more reliable in coarse gold settings. Whether or not the Zoro geologist selectively sampled the dump is unknown.

Mr. Hiner's assay data was checked against field notes to ensure that there were no unusual inconsistencies between Mr. Hiner's reported results and field observations. Mr. Hiner is satisfied as to the adequacy of sample collection, handling, security, preparation and analytical procedures that have been carried out.

Mr. Hiner notes that gold in assays and gold in pans in his sample results indicates a high degree of variability. In Mr. Hiner's experience, it is common to have a high degree of variability in the reproducibility of gold assays, particularly where coarse gold is known to exist.

Mineral Processing and Metallurgical Testing

The property is at an early stage of exploration and no Mineral Processing or Metallurgical testing has been carried out.

Mineral Resource and Mineral Reserve Estimate

The property is at an early stage of exploration and no Mineral Resource or Mineral Reserve Estimates have been carried out.

Other Relevant Data and information

Mr. Hiner is not aware of any other relevant data or information on the Property other than as described in this report.

Interpretation and Conclusions

Regional-scale northwest-trending shear zones have been locally altered and mineralized. Gold is hosted in quartz veins, veinlets, iron-oxide veinlets, and in potassically-altered and sheared granodiorite. Shear zone widths and strike lengths are locally substantial and represent suitable targets for the discovery and development of gold mineralization. Substantial boulder scree, talus and alluvium effectively mask the shear zones, rendering surface exploration difficult without mechanical explosure for evaluation purposes. Thus, insufficient work has been done to determine size and grade potential of known zones, and additional work is required to determine the existence, if any, of additional zones with potential for hosting gold mineralization.

It is Mr. Hiner's opinion that the Yura property merits additional evaluation of known zones, and continued exploration to determine the mineralization potential elsewhere on the property, for the following reasons:

  Widespread prospecting activities have been restricted to areas of quartz vein outcrop or quartz vein surface debris, leaving substantial strike lengths that do no display quartz-veining unexplored

  Widespread gold in multiple prospects suggests a substantial gold mineralizing event

  Lengthy shear zones with widths from 1m to 50m or more represent sizeable targets

  Significant boulder scree, talus, and alluvium cover that is largely unaltered does not reflect the underlying bedrock geology, shear zone locations and size, and mineral potential

  Exploration to date by Zoro has concentrated on areas with known gold prospects

  Property is situated in mining-friendly jurisdiction and title is secure

  Access and infrastructure are good. Climate and elevations are conducive to year-round operations

  The association of gold with potassic alteration allows usage of geologic, geochemical, and remote sensing tools to guide exploration and target delineation.

It is evident from discussions with Zoro personnel and from Mr. Hiner's results that the presence of coarse gold at Yura affects lab analyses and gold reproducibility. Both Zoro geologists and Mr. Hiner encountered reproducibility variations, whereby gold seen in pan samples was not replicated in lab analyses. In Mr. Hiner's experience, high variability in gold analyses is common, but exacerbated by the presence and erratic distribution of coarse gold. It is Mr. Hiner's interpretation that this situation is likely to occur on a property-wide basis within the oxidized zones of mineralized shears. Data are insufficient to predict variability of mineralization, if any, in unoxidized parts of mineralized shears. Although nearly impossible to remove the effects of this variability, the statistical variance can be partially mitigated by taking large samples in the field, and by utilizing large sample charges in the lab. A combination of metallics screening, bottle roll analysis, or column leaching using larger sizes may be necessary to improve analysis reproducibility.

Recommendations

To develop existing targets and identify new zones, significantly more geologic and geochemical information is necessary. The acquisition of sufficient information requires a multi-disciplinary approach involving the following actions:

  Geologic mapping and sampling of existing exposures, principally roadcuts and prospect pits

  Property-wide geochemical sampling to characterize the size and disposition of gold anomalies

  Structural and alteration analysis utilizing landsat and thematic imagery

  Trenching and new road construction in concert with additional geochemical sampling

  Structural analysis and geologic mapping in secondary detail using aerial photography

  Thin and polished section analysis of mineralized samples to determine mode of gold occurrence

  Collection of a sizeable sample (approximately 500kg) of mineralized material to determine a suitable analysis methodology for exploration samples

A budget for this phase 1 program is set out below.

If the integrated approach successfully indicates suitable and defensible drill targets, a second phase program of drilling is recommended.

Budget Estimate

The recommended exploration program at the Don Beno property is estimated at $384,450 for Phase 1 and $760,750 for Phase 2. The table below provides a breakdown of projected expenditures for the proposed geochemical and geophysical surveys, along with follow-up drilling.

Phase 1 Proposed Budget

Activity	Description	Total
Geology
Geologic Mapping	60days @ $700/day	$ 42,500
Aerial photography detailed mapping	15days@$700/day	$ 10,500
Landsite & thematic imagery analysis	Acq., analysis	$ 32,500
Geochemistry
collection	2geos-120days@ $500	$ 60,000
analysis	1500smpls@$50ea	$ 75,000
Trenching & Roads
Trenching	30days@$125/hr	$ 30,000
Roads	30days@$125/hr	$ 30,000
Bulk Sample
Collection	500kg est	$ 2,500
Analysis	Mult testwork est	$ 15,000
Logistics
Vehicles	Assume 3, 1500/mo*3	$ 13,500
Food & Lodging	90days, 2geos, $125/day	$ 22,500
Field Supplies	Estimate	$ 5,000
Office- report & target defin.	15days@$700/day	$ 10,500
Subtotal		$349,500
10%contingency		$ 34,950
Phase 1 total		$384,450

Phase 2 Proposed Budget

Activity	Description	Total
Drill Program
Drill Mobilization Costs		$ 25,000
Core Drilling	5000 m's x $100/m	$500,000

Geological & supervision	60 days @ $700	$ 42,000
Analyses - rock	2,500 samples at $35/sample	$ 87,500

Support
Misc. supplies & materials	Estimate	$ 5,000
Food & Lodging, 2 personnel	Estimate 60 days @ $300/day	$ 18,000
Vehicles	Estimate 70 days @ $200/day	$ 14,000
	Subtotal	$691,500
Contingency @ 10%		$ 69,150
Total		$760,750

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

Potential Mineralization Target .

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

Rio Sur and Costa Rica Projects - Chile South America

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

MATERIAL AGREEMENTS

Financial Advisory Consulting Services Agreement

Effective on May 31, 2008, our Board of Directors, pursuant to unanimous written consent in lieu of a meeting, authorized and approved the execution of a six-month financial advisory consulting services agreement dated May 31, 2008 (the "Consulting Services Agreement") with Surfside Ventures Ltd., a British Columbia corporation ("Surfside"). In accordance with the terms and provisions of the Consulting Services Agreement, Surfside shall provide to us the following services: (i) corporate planning, strategy and negotiations with potential strategic business partners; (ii) business growth and development planning; (iii) investor relations management; (iv) periodic reporting as to developments concerning general financial markets, possible strategic direction and public securities markets and industry; and (v) general business consulting services and/or other general business consulting needs. In accordance with further terms and provisions of the Consulting Services Agreement, we agreed to: (i) issue to Surfside an aggregate 150,000 pre reverse consolidation shares of our restricted common stock at a price per share of $0.80 within 15 days of the execution of the Consulting Services Agreement (which as of the date of this Consulting Services Agreement, such shares have been issued); (ii) pay a monthly consulting fee to Surfside of $4,000 for the six-month term; and (iii) reimburse expenses incurred by Surfside on our behalf up to an aggregate of $20,000. See "Part II. Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

As of the date of this Annual Report, the Consulting Services Agreement has expired by its terms.

Corporate Support Agreement

Effective January 1, 2007 as dated May 1, 2007, our Board of Directors, pursuant to unanimous written consent in lieu of a meeting, authorized and approved the execution of an eighteen month corporate support agreement (the "Corporate Support Agreement") with Sweetwater Capital Corp., a private company organized under the laws of the Province of British Columbia, Canada ("SCC"). In accordance with the terms and provisions of the Corporate Support Agreement: (i) SCC shall provide us with corporate services including, but not limited to, furnished offices, communication services, support services, personnel, and other incidental services in order for us to be able to perform our corporate business operations and activities in Vancouver, British Columbia; (ii) SCC shall further provide at our request financial services, bookkeeping and accounting services, formulation of budget plans, establishment of financial relationships, and preparation and maintenance of proper accounting records; and (iii) we shall pay SCC the aggregate monthly sum of CDN$14,100. Effective December 31, 2008, the monthly amount of the contract was modified to US$12,000 per month.  The corporate support agreement's contract term has lapsed and services continue to be provided on a month to month basis.

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

  identification of potential mineralization based on superficial analysis;

  availability of government-granted exploration permits;

  the quality of management and geological and technical expertise; and

  the capital available for exploration.

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

The financial statements for the fiscal years ended April 30, 2009 and April 30, 2008 have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Going Concern."

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

As of the date of this Annual Report, there are 2,299,520 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See "Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

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

Our common stock is classified as a "penny stock" under SEC rules which limits the market for our common stock.

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

ITEM 2.             PROPERTIES

We rent principal office space located at 3040 North Campbell Avenue, #110, Tucson, Arizona, 85719. The office space is for corporate staging of South American and Mexican exploration activities, administration, bookkeeping, mailing, and courier purposes and costs us approximately $1,000 monthly. The offices are shared with Pacific Copper Corp., a Delaware public corporation ("Pacific Copper").

We also rent operating offices in Chile and Peru with Pacific Copper in order to decrease overall expenditures in areas of similar operation. Certain of our directors and management are also officers, directors and management of Pacific Copper. See "Item 12. Certain Relationships and Related Transactions and Director Independence."

We have guaranteed the remaining lease term at previous premises previously occupied in Tucson.  The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a previously related party lessee (a company which had two directors in common with the Company), to pay for the entire lease relating to the Company's Tucson office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at April 30, 2009, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and the lessee subsequently moved offices. The potential liability as a result of the lessee's default due to joint and severable provisions relating to the lease guarantee is $212,774 but negotiations by the lessee to settle this potential liability mitigate against potential liability to the Company.

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

PART II

ITEM 5.            MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "ZORO:OB" on approximately February 12, 2007. On April 22, 2009, the Company's trading symbol changed to "ZORM:OB" in connection with a 20:1 reverse share split.  The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Zoro Mining Corp. 2008 Stock Incentive Plan (the "2008 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

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

ITEM 6.             SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere herein. The selected income statement data for fiscal years ended April 30, 2009 and 2008 and the selected balance sheet data as of April 30, 2009 and 2008 are derived from our audited consolidated financial statements which are included elsewhere herein.

	Fiscal Years Ended April 30, 2009 and 2008		For the Period from April 20, 2004 (inception) to April 30, 2009
STATEMENT OF OPERATIONS DATA
Revenue
Revenues	$-0-	$-0-	$-0-
Expenses
Bad debt	$136,250	$-0-	$136,250
Consulting	316,771	377,906	694,677
Depreciation	104,877	74,331	179,208
Donated services	-0-	-0-	25,500
Filing and transfer agent fees	7,907	18,607	26,514
Impairment to mineral properties	420,298		420,298
Management and administration fees	218,293	368,337	586,630
Mineral exploration costs	1,789,256	2,279,644	4,124,239
Office and general	261,666	280,610	643,100
Professional fees	161,366	204,360	451,541
Operating Income (Loss)	$(3,416,684)	$(3,603,795)	$(7,287,957
Other Income
Interest income	3,750	64,296	68,046
Net Income (Loss)	$(3,412,934)	$(3,539,499)	$(7,219,911
BALANCE SHEET DATA
Total Assets	$985,772	$1,925,141
Total Liabilities	3,050,624	781,085
Stockholders Equity (Deficit)	$(2,064,852)	$1,144,056

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

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

As at April 30, 2009, our total liabilities were $3,050,624 comprised of: (i) $2,697,765 in current liabilities; (ii) $136,651 in convertible note; and (iii) $216,208 in deferred income tax liability. The large increase in liabilities during fiscal year ended April 30, 2009 from fiscal year ended April 30, 2008 was primarily due to the increase in accounts payable and accrued liabilities of $161,652, the increase in amounts due to related parties of $1,481,443, the increase in promissory notes payable of $706,312, and the increase in convertible notes of $136,651, and offset by the decrease in deferred income tax liability from the impairment of mineral properties of ($216,519).  See " - Material Commitments".

Stockholders' equity (deficit) decreased from $1,144,056 for fiscal year ended April 30, 2008 to ($2,064,852) for fiscal year ended April 30, 2009.

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

Promissory Notes

We issued $200,000 in 6% promissory notes with a term to October 31, 2010 convertible into units at $0.16 Pre-Reverse Stock Split ($3.20 Post Reverse Stock Split) per unit for a period of two years (the "Unit"). Each Unit is comprised of one share of restricted common stock and one share purchase warrant exercisable at $0.25 Pre-Reverse Stock Split ($5.00 Post-Reverse Stock Split) per share for a two-year period effective from the date of conversion. At April 30, 2009, $20,677 in accretion interest had been recorded in the 2009 fiscal year.

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

Lease Agreement Guarantor

We are a guarantor of a lease agreement effective September 1, 2007 that obligates us under conditions of default by a previously related party lessee (a company which had two directors in common with us), to pay for the entire lease relating to our Tucson, Arizona office until the end of the lease term through October 31, 2010 or as amended and renewed. As at April 30, 2009, the gross value of the guarantee was $212,774. As of the date of this Annual Report, the lessee has defaulted on the lease and subsequently moved offices. The potential liability as a result of the lessee's default due to joint and severable provisions relating to the lease guarantee is $212,714 but negotiations by the lessee to settle this potential liability mitigates against our potential liability.

Corporate Support Agreement

Effective January 1, 2007 as dated May 1, 2007, our Board of Directors, pursuant to unanimous written consent in lieu of a meeting, authorized and approved the execution of an eighteen month corporate support agreement (the "Corporate Support Agreement") with Sweetwater Capital Corp., a private company organized under the laws of the Province of British Columbia, Canada ("SCC"). In accordance with the terms and provisions of the Corporate Support Agreement: (i) SCC shall provide us with corporate services including, but not limited to, furnished offices, communication services, support services, personnel, and other incidental services in order for us to be able to perform our corporate business operations and activities in Vancouver, British Columbia; (ii) SCC shall further provide at our request financial services, bookkeeping and accounting services, formulation of budget plans, establishment of financial relationships, and preparation and maintenance of proper accounting records; and (iii) we shall pay SCC the aggregate monthly sum of CDN$15,000 plus goods and services tax. Effective December 31, 2008, the monthly amount of the contract was modified to US$12,000 per month.  The corporate support agreement's contract term has lapsed and services continue to be provided on a month to month basis.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411 of the AICPA Professional Standards.  The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60".  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 is not anticipated to have any effect on the Company's financial position, statements of operations, or cash flows at this time.

In April 2009, the FASB issued FSP SFAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this statement did not have a material impact on the Company's results of operations and financial position.

In June 2009, the FASB issued FAS No. 165 " Subsequent Events"  ("FAS 165"). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 is not expected to have a material impact on the Company's results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles -- a replacement of FASB Statement No. 162 (" SFAS 168"). Upon its adoption, the FASB Accounting Standards Codification (the "Codification") will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Following SFAS 168, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. SFAS 168 will also modify the existing hierarchy of GAAP to include only two levels -- authoritative and non-authoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars ("USD").  As we have acquired properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, any potential revenue and expenses will be denominated in U.S. Dollar, and the net income effect of appreciation and devaluation of the currency against the US Dollar would be limited to our costs of acquisition of property.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ZORO MINING CORP.

(An Exploration Stage Company)

Consolidated Financial Statements

April 30, 2009

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholders' Equity

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Zoro Mining Corp.

We have audited the accompanying consolidated balance sheets of Zoro Mining Corp. (an exploration stage company) as of April 30 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 2009 and 2008 and the period from April 20, 2004 (inception) through April 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada

July 13, 2009

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	April 30, 2009 $	April 30, 2008 $

CURRENT ASSETS
Cash	4,485	68,551
Prepaid expenses	-	1,726
Other receivables	6,072	14,370
Loan receivable (Note 3)	-	132,500

Total Current Assets	10,557	217,147

EQUIPMENT (Note 5)	339,305	435,267
MINERAL PROPERTIES (Note 4)	635,910	1,272,727

TOTAL ASSETS	985,772	1,925,141

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	456,859	295,207
Promissory notes payable (Note 7)	706,312	-
Due to related parties (Note 6)	1,534,594	53,151

Total Current Liabilities	2,697,765	348,358

CONVERTIBLE NOTE (Note 7)	136,651	-
DEFERRED INCOME TAX LIABILITY (Note 11)	216,208	432,727

Total Liabilities	3,050,624	781,085

Stockholders' Equity (Deficit)

Capital stock (Note 8) 180,000,000 common shares authorized, $0.00001 par value
4,345,014 shares issued and outstanding (2008 - 4,337,520)	869	868
Additional paid-in capital	5,035,664	4,915,665
Equity component of convertible notes (Note 8)	84,026	-
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(7,219,911	(3,806,977

Total Stockholders' Equity (Deficit)	(2,064,852	1,144,056

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	985,772	1,925,141

GOING CONCERN CONTINGENCY   (Note 1)
COMMITMENTS AND CONTINGENCIES (Notes 4, 9)

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations

	For the Year Ended April 30, 2009	For the Year Ended April 30, 2008	From April 20, 2004 (Date of Inception) to April 30, 2009
	$	$	$
Expenses
Bad Debt (Note 3)	136,250	-	136,250
Consulting (Note 6)	316,771	377,906	694,677
Depreciation	104,877	74,331	179,208
Donated services	-	-	25,500
Filing and transfer agent fees	7,907	18,607	26,514
Impairment of mineral property costs (Note 4)	420,298	-	420,298
Management and administration fees (Note 6)	218,293	368,337	586,630
Mineral exploration costs (Note 4)	1,789,256	2,279,644	4,124,239
Office and general (Note 6)	261,666	280,610	643,100
Professional fees	161,366	204,360	451,541

	(3,416,684	(3,603,795	(7,287,957
Other income
Interest income	3,750	64,296	68,046

Net loss	(3,412,934	(3,539,499	(7,219,911

Basic and diluted loss per common share	(0.79	(0.79

Weighted average number of common shares outstanding - basic and diluted	4,344,301	4,461,725

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended April 30, 2009 $	For the Year Ended April 30, 2008 $	From April 20, 2004 (Date of Inception) to April 30,2009 $
Cash Flows Used In Operating Activities

Net loss	(3,412,934	(3,539,499	(7,219,911
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	104,877	74,331	179,208
Non-cash management fees	120,000	209,293	329,293
Accrued interest income	(3,750	(7,500	(11,250
Accrued interest expense	23,783	-	23,783
Accretion of interest on convertible note	20,677	-	20,677
Bad debt	136,250	-	136,250
Impairment of mineral properties	420,298	-	420,298
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in operating assets and liabilities:
Decrease in prepaid expenses	1,726	175,001	-
Decrease (increase) in other receivables	8,298	(14,370	(6,072
Increase (decrease) in due to related parties	1,481,443	(79,746	1,534,594
Increase in accounts payable and accrued liabilities	161,652	188,842	456,859

Net Cash Used in Operating Activities	(937,680	(2, 993,648	(4,101,771

Cash Flows Used In Investing Activities
Purchase of equipment	(8,915	(509,598	(518,513
Loan receivable	-	-	(125,000

Net Cash Used In Investing Activities	(8,915	(509,598	(643,513

Cash Flows From Financing Activities
Promissory note payable	682,529	-	682,529
Convertible note	200,000	-	200,000
Proceeds from common stock issuances and subscriptions	-	1,165,940	3,867,240

Net Cash From Financing Activities	882,529	1,165,940	4,749,769

Increase (Decrease) in Cash	(64,066	(2,337,306	4,485

Cash - Beginning	68,551	2,405,857	-

Cash - Ending	4,485	68,551	4,485

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

Other Non-cash Investing and Financing Activities - Note 10

 The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
From April 20, 2004 (Date of Inception) to April 30, 2009

				Equity		Deficit
				Component		Accumulated
			Additional	Of	Common	During the
			Paid-in	Convertible	Stock	Exploration	Donated
	Common Stock		Capital	Debt	Subscriptions	Stage	Capital	Total
	#	$	$	$	$	$	$	$

Balance - April 20, 2004 (Date of Inception)	-	-	-	-	-	-	-	-
Issuance of common shares for cash
at $.0002/share	7,200,000	1,440	(1,400	-	(40	-	-	-
Net loss for the period	-	-	-	-	-	(1,858	-	(1,858

Balance - April 30, 2004	7,200,000	1,440	(1,400	-	(40	(1,858	-	(1,858
Issuance of common shares for cash
at $.0002/share	1,800,000	360	(350	-	(10	-	-	-
Share subscriptions received	-	-	-	-	40	-	-	40
Donated rent and services	-	-	-	-	-	-	10,500	10,500
Net loss for the year	-	-	-	-	-	(32,480	-	(32,480

Balance - April 30, 2005	9,000,000	1,800	(1,750	-	(10	(34,338	10,500	(23,798
Share subscriptions received	-	-	-	-	10	-	-	10
Donated rent and services	-	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	-	(12,690	-	(12,690

Balance - April 30, 2006	9,000,000	1,800	(1,750	-	-	(47,028	22,500	(24,478
Issuance of common shares for cash
at $0.0544/share	1,822,500	364	100,886	-	-	-	-	101,250
Share subscriptions received	-	-	-	-	2,600,000	-	-	2,600,000
Donated rent and services	-	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	-	(220,450	-	(220,450

Balance - April 30, 2007	10,822,500	2,164	99,136	-	2,600,000	(267,478	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit (Note 7(a))	157,514	32	3,765,908	-	(2,600,000	-	-	1,165,940
Share cancellation (Note 8(a))	(6,642,500)	(1,328	1,328	-	-	-	-	-
Fair value of warrants issued for mineral properties (Note 4)	-	-	840,000	-	-	-	-	840,000
Fair value of warrants issued for services (Note 8(b))	-	-	209,293	-	-	-	-	209,293
Net loss	-	-	-	-	-	(3,539,499	-	( 3,539,499

Balance - April 30, 2008	4,337,514	868	4,915,665	-	-	(3,806,977	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	-	-	-	-	120,000
Equity component of convertible note	-	-	-	84,026	-	-	-	84,026
Net loss	-	-	-	-	-	(3,412,934	-	(3,412,934

Balance - April 30, 2009	4,345,014	869	5,035,664	84,026	-	(7,219,911	34,500	(2,064,852

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009  (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2009

1.

Nature of Operations

The Company was incorporated in the State of Nevada on April 20, 2004. The Company is in the exploration stage, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company's principal business is the acquisition and exploration of mineral resources (Note 4). The Company has not presently determined whether its mineral properties contain mineral reserves that are economically recoverable.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and ultimately the attainment of profitable operations. As at April 30, 2009, the Company has accumulated losses of $7,219,911 since inception and has a working capital deficiency of $2,687,208. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In conjunction with the April 22, 2009 reverse share consolidation, the Company plans to finance its activities utilizing debt and equity instruments that should be more favorably received by the investment community due to the corporate restructuring. The Company also plans to settle some of its existing debts with equity in order to reduce current liabilities and  improve the overall financial condition of the Company.

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

On April 22, 2009, the Company filed a Certificate of Change with the Secretary of State of the state of Nevada to effectuate a reverse stock split of the Company's authorized share capital on the basis of one new common share for twenty old common shares. As a result, as of April 22, 2009, the Company's authorized share capital decreased from 3,600,000,000 shares of common stock to 180,000,000 shares of common stock and its issued and outstanding share capital decreased from 86,900,400 shares of common stock to 4,345,014 shares of common stock.

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

The Company's common shares trade on the United States OTC Bulletin Board and on the Frankfurt Stock Exchange.

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

b)

Principles of Consolidation

The Company has incorporated three wholly-owned subsidiaries in each of Peru (Zoro Mining SAC, dba "Zoro Peru"), Chile (Sociedad Zoro Chile Limitada, dba "Zoro Chile"), and Mexico (Aravena Mexicana, SA, dba "Zoro Mexico") to beneficially hold property titles in each country.  These financial statements include the accounts of Zoro Mining Corp., and its wholly-owned subsidiaries Zoro Peru, Zoro Chile, and Zoro Mexico (collectively the "Company").  All intercompany transactions and balances have been eliminated upon consolidation.

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

e)

Basic and Diluted Net Income (Loss) Per Share

The Company computes loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period, as retroactively restated for the 36:1 stock split. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred. As of April 30, 2009, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

h)

Financial Instruments (or Financial Instruments and Risk Management?)

In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying value of the Company's financial instruments, consisting of cash, other receivables, loan receivable, accounts payable  and promissory note payable approximates their fair value due to the short maturity of such instruments.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of the amounts due to related parties is not determinable as they have no specific repayment terms.

The Company's operations are in Mexico and South America and certain of its assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

As of May 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reporting in earnings. The adoption of SFAS No. 159 has not had a material effect on the Company's financial position, statements of operations, or cash flows at this time.

i)

Income Taxes

The Company accounts for income taxes following the provisions of SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109 deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2009

2.	Summary of Significant Accounting Policies - continued

i)

Income Taxes (continued)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on December 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the financial statements during the year ended April 30, 2008.

j)

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. The financial statements of the subsidiaries are translated to United States dollars in accordance with SFAS No. 52 " Foreign Currency Translation " using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

k)

Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company has adopted a stock option plan, but no options have been granted to date and no stock-based compensation been recorded.

l)

Long-Lived Assets

In accordance with SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets ", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2009

2.	Summary of Significant Accounting Policies - continued

m)

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411 of the AICPA Professional Standards.  The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60".  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 is not anticipated to have any effect on the Company's financial position, statements of operations, or cash flows at this time.

In April 2009, the FASB issued FSP SFAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this statement did not have a material impact on the Company's results of operations and financial position.

In June 2009, the FASB issued FAS No. 165 " Subsequent Events"  ("FAS 165"). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 is not expected to have a material impact on the Company's results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles -- a replacement of FASB Statement No. 162 (" SFAS 168"). Upon its adoption, the FASB Accounting Standards Codification (the "Codification") will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Following SFAS 168, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. SFAS 168 will also modify the existing hierarchy of GAAP to include only two levels -- authoritative and non-authoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

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

4.

Mineral Properties

Pursuant to an agreement dated April 12, 2007 and effective on May 7, 2007, the Company agreed to the terms and conditions of a mineral property acquisition agreement between the Company and various third parties pursuant to which the vendors agreed to transfer a 100% undivided legal, beneficial and registerable interest in and to six separate mineral property projects, totaling approximately 28,173 acres in Chile, 6,672 acres in Mexico, and a further 4,942 acres located in Peru (the "Mineral Property Acquisition Agreement").

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

On May 18, 2007 and in connection with the Mineral Property Acquisition Agreement, the Company issued an aggregate of 4,670,000 pre-reverse split warrants to purchase restricted common shares of the Company at a price of $0.70 per share for a term until May 18, 2009 for finders' fees in connection with the exploration properties acquired of which 808,500 pre-reverse split warrants were issued to an individual who subsequently became the President and Director of the Company. The term of these warrants is two years. The fair value of these warrants at the date of grant of $840,000 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40% and has been recorded as mineral property acquisition costs in the period. The Company has also recorded a deferred income tax liability of $432,727 relating to the temporary difference between the carrying value and tax value of the mineral properties.  Refer to Note 11.  The acquisition cost of $1,272,727 has been allocated by exploration acreage in Chile, Peru, and Mexico in the amounts of $889,436, $160,981, and $222,310 respectively.

The Company has impaired acquisition costs in the amount of $311,406 (net of deferred tax recovery of $160,423) during the year ended April 30, 2009 related to certain Mexican and Chilean properties not explored to date combined with management's expectation of exploration priorities on certain of its targets in Chile and Peru, given current market conditions and lack of exploration funds. In addition, the Company has impaired acquisition costs in the amount of $164,988 (net of deferred tax recovery of $56,096) during the year ended April 30, 2009 related to a certain Chilean property where annual claims renewal has not be effected, notwithstanding management's intention to do so. The Company intends to keep all properties impaired during the year ended April 30, 2009 held in good standing for future exploration and development.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2009

4.	Mineral Properties - continued

Mineral exploration costs by area of exploration for the years ended April 30, 2009 and 2008 were as follows:

	2009	2008
Chile
Drilling	$285,137	$34,860
Field supplies	58,870	134,155
Geological, mapping and survey	621,271	502568
Property maintenance	133,908	154,798
Site administration	479,063	312,890
Travel	80,849	18,532
	1,659,098	1,157,803
Peru
Field supplies	-	14,406
Geological, mapping and survey	-	615,389
Property maintenance	6,597	74,577
Site administration	62,217	229,184
Travel	4,033	50,053
	72,847	983,609
Mexico
Geological, mapping and survey	-	5,612
Property maintenance	9,111	3,970
Site administration	48,200	128,650
	57,311	138,232
Total	$1,789,256	$2,279,644

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

During the year ended April 30, 2009, the Company borrowed $430,000 from a related party by way of non interest bearing promissory notes which are unsecured and repayable on demand (Note 6).  At April 30, 2009 the balance owing was $197,000.
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

A total of $172,060 and 5,040 warrants were paid to consultants as finders' fees in connection with the above private placement, with such warrants having the same terms and conditions as the warrants in the units of the private placement.  The fair value of these warrants at the date of grant of $37,767 was estimated using the Black-Scholes warrant pricing model with an expected life of 2 years, a risk free interest rate average of 4.31%, a dividend yield of 0%, and an expected volatility of 40%.

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

c)

Share options:

On February 7, 2008, the Company adopted a stock option plan (the "2008 Stock Incentive Plan") including both qualified and non-qualified share options not to exceed 15% of the issued and outstanding share options at any date.  No share options have been granted at the date of these financial statements.

9.

Commitments and Contingencies

On May 1, 2007, the Company entered into a corporate support services agreement effective January 1, 2007 with a third party to perform office and administrative services for approximately $12,000 per month.

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company with two directors in common with the Company), to pay for the entire lease relating to the Company's Tucson, Arizona office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at April 30, 2009, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and subsequently moved offices. The potential liability, if any, as a result of the lessee's default due to joint and severable provisions relating to the lease guarantee is presently not determinable and negotiations by the lessee to settle this potential liability with the landlord are ongoing.

10.

Non-cash Investing and Financing Activities

On May 31, 2008 the Company issued 7,500 post-split common shares valued at $120,000 to a third party pursuant to a financial advisory consulting services agreement effective for a six month term. See note 8.

11.

Income Taxes

There were no temporary differences related to the Company's assets and liabilities nor other temporary differences that result in deferred tax assets nor liabilities, except for the Company's net operating loss carry-forwards of approximately $2,508,000 (2008 - $1,293,000), which may be available to reduce future year's taxable income, accounting deductions for equipment in excess of those for tax of approximately $44,000 (2008 - $11,000) and a non-deductible mineral property acquisition costs of approximately $801,000. The net operating loss carry-forwards will expire, if not utilized, commencing in 2024.  Management believes that the realization of the benefits from the deferred tax assets beyond the amount required to offset the equipment deferred tax liability, is uncertain due to the Company's limited operating history and continuing losses.  Accordingly, a deferred tax asset valuation allowance has been provided.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2009

11.	Income Taxes - continued The significant components of the Company's deferred income tax assets and liabilities at April 30 are as follows:

	2009	2008
Deferred tax assets
Non-capital losses	$852,704	$439,726
Less: valuation allowance	(837,914)	(436,136)

Net deferred tax assets	14,790	3,590

Deferred tax liabilities
Equipment	(14,790)	(3,590)
Mineral properties	(216,209)	(432,727)

	(230,999)	(436,317)

Total deferred tax assets (liabilities)	$(216,209)	$(432,727)

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

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent registered public accounting firm is Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants ("DMCL"). In connection with the appointment of DMCL as our principal registered accounting firm, we have not consulted DMCL on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

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

Evaluation of Internal Controls and Procedures Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of April  30, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were somewhat effective but not by all criteria utilized.  Therefore conclusions were that internal control over financial reporting was not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. To some degree however, a mitigating factor was the relatively minor scale of operations during the year that did not warrant a more elaborate system to reduce risks further, and a concentration on exploration initiatives in Chile while only maintenance initiatives that were prevalent on the Company's prospects in Peru and Mexico.

The matters involving internal controls and procedures that the Company's management considered to be continuing material weaknesses under COSO and SEC rules were:

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

Management believes that the material weaknesses set forth in items (1) to (5) above did not have a material affect on the Company's financial results due to the Company's current scale and scope of operations.

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

Of the material weaknesses identified in last year's annual report, the Company was able to correct the lack of a functioning audit committee.  The Company's audit committee is comprised of a majority of independent directors and met on occasions required to effect establishment of basic quarterly review and monitoring of financial reporting.  In addition, the same independent members of the audit committee are members of both the ethics and compensation committees with such committees meeting to review compensation issues during the fiscal year.  Full compliance with internal controls and procedures affecting financial reporting is still however defective.

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

This Annual Report does not include an attestation report of our registered public accounting firm, DMCL, regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit us to provide only management's report in this Annual Report.

Audit Committee

Our Board of Directors has established an audit committee. The members of the audit committee are Mr. Paul Brock, Mr. Terrance Schorn, Mr. Federico Diaz and Mr. Jas Butalia. Three of the four members of the audit committee "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized on February 7, 2008 and operates under a written charter adopted by our Board of Directors.

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

ITEM 9A(T).   CONTROLS AND PROCEDURES

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

Paul D. Brock. Mr. Brock was our prior President, Chief Executive Officer, Treasurer, Principal Accounting Officer, and Principal Financial Officer from April 2004 to May 18, 2007. He continues to serve as a director since his appointment in April 2004. Mr. Brock is a management consultant and currently the president of Bent International Inc., a private company engaged in International Business and Trade consulting.  Mr. Brock served as President of VendTek Systems Inc. from December 1988 to June 2006.  He resigned as Chairman of VendTek in 2008 and remains a director of VendTek today.   Mr. Brock is a graduate of the British Columbia Institute of Technology's Robotics and Automation Technology Program and a graduate of Simon Fraser University's Executive Management Development Program.  Mr. Brock is a professionally accredited director with the Canadian Institute of Charters Secretaries and Administrators (ICSA) and a member in good standing of the professional association of the Applied Science Technologists of British Columbia since 1998. In addition, Mr. Brock is a director of Power Air Corporation, Silica Resources Corp., and Omnicity Corp. which are reporting companies under the Exchange Act.

Rene Ramirez. Mr. Ramirez has been a member of our Board of Directors since February 18, 2008. Mr. Ramirez holds a Masters of Business Administration degree from CETYS University, Mexicali, and a Bachelor of Science degree in Electrical Mechanical Engineering from Universidad de Guadalajara, Mexico.  From 1992 until recently, he was the Plant Manager with Grupo Industrial DIBOGA, a company in Mexico manufacturing roofing products and asphalt emulsions, and has previously served as plant either plant, production, or engineering manager to a number of automotive parts manufactures in Mexico, including Allied Signal Automotive, Kenworth Mexicana, S.A., and Ruedas y Estampados, S.A.  Mr. Ramirez has significant training and experience in plant management, process engineering, and production that is applicable to Zoro's future intended mining and milling operations.

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

ITEM 11.           EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended April 30, 2009 and 2008 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

Name and Principal Position _____________	Year ______	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harold Gardner,
prior President	2007/2008	-0-	-0-	-0-	-0-	-0-	-0-	$98,000	$98,000
and CEO (1)	2008/2009	-0-	-0-	-0-	-0-	-0-	-0-	$90,000	$90,000

Andrew Brodkey,
current President and	2007/2008	-0-	-0-	-0-	-0-	-0-	-0-	$108,541	$108,541
CEO (2)	2008/2009	-0-	-0-	-0-	-0-	-0-	-0-	$151,278	$151,278

David Hackman,
Vice President of	2007/2008	-0-	-0-	-0-	-0-	-0-	-0-	$82,500	$82,500
Exploration (3)	2008/2009	-0-	-0-	-0-	-0-	-0-	-0-	$84,000	$84,000

(1)

Mr. Gardner resigned as our President/Chief Executive Officer effective as of February 18, 2008. During fiscal years ended April 30, 2009 and 2008, an aggregate of $90,000 and $98,000, respectively, was incurred payable to Mr. Gardner for management of the exploration in South American, of which as at April 30, 2009, an aggregate of $504,007 (2008: $26,695)  remains due and owing to Mr. Gardner. See "Item 13. Certain Relationships and Related Transactions and Director Independence."

(2)

Mr. Brodkey was appointed as our President/Chief Executive Officer effective as of February 18, 2008. During fiscal years ended April 30, 2009 and 2008, an aggregate of $151,278 and $108,541, respectively, was incurred for management services rendered in the United States regarding management of our interests.  As at April 30, 2009, $26,809 (2008: $-0) remains due and owing to Mr. Brodkey. See "Item 13. Certain Relationships and Related Transactions and Director Independence."

(3)

During fiscal years ended April 30, 2009 and 2008, an aggregate of $84,000 and $82,500, respectively, was incurred payable to Dr. Hackman for geological services rendered, of which as at April 30, 2009, an aggregate of $85,370 (2008: $15,000) remains due and owing. See "Item 13. Certain Relationships and Related Transactions and Director Independence."

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED APRIL 30, 2009

The following table sets forth information as at April 30, 2009 relating to options that have been granted to the Named Executive Officer:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name ___________	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Harold Gardner, prior President/CEO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

Andrew Brodkey, current President/CEO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

The following table sets forth information relating to compensation paid to our directors during fiscal year ended April 30, 2009:

DIRECTOR COMPENSATION TABLE

Name _____________	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Brodkey	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jas Butalia	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Hackman	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Harold Gardner	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Paul Brock	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Federico Diaz	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rene Ramirez	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Terry Schorn	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:
Integrity Capital Group LLC 772 Wurzbach Road, Suite 902 San Antonio, Texas	1,402,515	32.28%
West Peak Ventures of Canada Ltd. 789 West Pender Street, Suite 1000 Vancouver, British Columbia Canada V6C 1H2	257,000 (2)	5.88%
Andrew Brodkey. 3430 East Sunrise Drive Tucson, Arizona	-0-	n/a
Jas Butalia 3430 East Sunrise Drive Tucson, Arizona	-0-	n/a
David Hackman 3430 East Sunrise Drive Tucson, Arizona	-0-	n/a
Harold Gardner 3430 East Sunrise Drive Tucson, Arizona	291,700 (3)	6.59%
Paul Brock 3430 East Sunrise Drive Tucson, Arizona	50,000	1.15%
Terry Schorn 3430 East Sunrise Drive Tucson, Arizona	-0-	n/a
Federico Diaz 3430 East Sunrise Drive Tucson, Arizona	51,600 (4)	1.18%
Rene Ramirez 3430 East Sunrise Drive Tucson, Arizona	-0-	-0-
Jodi Henderson 3430 East Sunrise Drive Tucson, Arizona	-0- _______________	-0- _______________
All executive officers and directors as a group (9 persons)	393,300(5) _______________	8.86% _______________

*	Less than one percent.

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

(3)

This figure includes: (i) 171,275 shares of common stock; (ii) 40,000 shares of common stock owned by a corporate consulting affiliate; (iii) 40,425 warrants to purchase 40,425 shares of our common stock at an exercise price of $14.00 per share expiring on May 18, 2009 issued in connection with the finders' fee associated with the acquisition of the Property, and (iv) 40,000 warrants to purchase 40,000 shares of our common stock at an exercise price of $30.00 per share expiring on May 18, 2009 issued in connection with management services arrangements.

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

During fiscal year ended April 30, 2009, we incurred an aggregate of $1,048,408 (2008: 400,000) to Gareste LTDA, a Chilean company ("Gareste"), which provides exploration services to us in Chile, and acts in the capacity of "operator" for explorations initiatives for the Company in Chile. Mr. Gardner is also a director of Gareste. As at April 30, 2009, $918,408 remains due and owing to Gareste LTDA.

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

ZORO MINING CORP.

Dated: July 5, 2010	By:	"Andrew Brodkey"
Andrew Brodkey, President/Chief Executive Officer

Dated: July 5, 2010	By:	"Jas Butalia"
Jas Butalia, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 5, 2010	By:	"Andrew Brodkey"
Andrew Brodkey Director

Dated: July 5, 2010	By:	"Jas Butalia"
Jas Butalia Director

Dated: July 5, 2010	By:	"David Hackman"
David Hackman Director

Dated: July 5, 2010	By:	"Harold Gardner"
Harold Gardner Director

Dated: July 5, 2010	By:	"Paul Brock"
Paul Brock Director

Dated: July 5, 2010	By:	"Federico Diaz"
Federico Diaz Director

Dated: July 5, 2010	By:	"Rene Ramirez"
Rene Ramirez Director