Form 10-K
period 2010-04-30
Zoro Mining Corp.
filed 2010-08-16
CIK 1329484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

Commission File No. 333-127388

Zoro Mining Corp. (Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 North Campbell Avenue #110 Tucson, Arizona 85719 (Address of principal executive offices)

(520) 299-0390 (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

Indicate by check mark if the registration is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. [   ] Yes    [ X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ] Yes    [ X] No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. [ X] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. [   ] Yes    [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes    [ X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2,528,372.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [   ] Yes    [    ] No N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2010
Common Stock	28,401,536

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents are incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

ZORO MINING CORP.
Form 10-K

Forward-Looking Statements

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

Available Information

Zoro Mining Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC's Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also obtain copies of our SEC filings by going to the SEC's website at http://www.sec.gov.

PART I

ITEM 1.             BUSINESS

BUSINESS DEVELOPMENT

Zoro Mining Corp. was incorporated under the laws of the State of Nevada on April 20, 2004 under the name "Rochdale Mining Corp". Effective March 19, 2007, we merged with a wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of Merger filed with the Nevada Secretary of State. The merger was in the form of a parent/subsidiary merger with Rochdale Mining Corp. as the surviving corporation. Upon completion of the merger, our corporate name was changed to "Zoro Mining Corp." and our Articles of Incorporation were amended to reflect this name change. As of the date of this Annual Report, we are engaged in the acquisition and exploration of mineral properties located in South America and Mexico.  We currently have interests in an aggregate of approximately 46,812 gross acres located in Chile and Peru, and a further 6,822 gross acres located in Mexico, targeting gold, copper and platinum. After the effective date of our registration statement filed with the SEC (November 1, 2007), our shares were listed on the Over-the-Counter Bulletin Board. Our current symbol is "ZORM.OB".

We have not established any proven or probable reserves on our mineral property interests. To date, we have been engaged primarily in organizational activities and have engaged in minimal initial exploration at several of our projects, including exploratory drilling at one of our properties located in Chile. We plan to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. As such, we are considered an exploration or exploratory stage company. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic feasibility of our properties is determined. We have no known reserves of gold, copper, platinum or any other type of mineral on our properties.

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Zoro Mining," refers to Zoro Mining Corp.

Subsidiaries

During May 2007 through July 2007 and in accordance with applicable local laws and regulations in Chile, Peru and Mexico, we incorporated three wholly-owned subsidiaries in Chile, Peru and Mexico as follows: Sociedad Zoro Chile Limitada, in Chile, Zoro Mining SAC, in Peru; and Aravena Mexicana, SA in Mexico. We have completed property transfers in Chile, and have prepared for the transfer of title to our property interests in Peru to Zoro Mining SAC pending payment of required fees.  Property transfers in Mexico are pending from Aravena Internacional SA to Aravena Mexicana SA in Mexico pending the payment of required fees.

Transfer Agent

Our transfer agent is Transfer Online, Inc. of 512 SE Salmon Street, Portland, Oregon 97214.

RECENT DEVELOPMENTS

Cease Trade Order

On December 11, 2009, the Company received a cease trade order (the "CTO") from the British Columbia Securities Commission (the "BCSC"), the effect of which is limited to the Province of British Columbia, Canada.

By its terms, the CTO was issued by the BCSC for the Company's failure to file: (i) a technical report under Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI 43-101") with respect to the Company's Yura gold prospect near Arequipa, Peru, and its Don Beno gold and copper project near Copiapo, Chile, disclosed in the Company's annual information form ("AIF") (filed in the form of an annual report on Form 10-K), as filed on the System for Electronic Analysis and Retrieval ("SEDAR"); and (ii) either a preliminary prospectus and a prospectus, or a Form 45-106F1 Report of Exemption Distribution that would be required to be filed under section 6.1 of Canadian National Instrument 45-106 Prospectus and Registration Exemptions, related to certain distributions of shares made by the Company to British Columbia residents.

The Company subsequently filed the required Reports of Exempt Distribution. In addition, the Company filed the following NI 43-101 Reports on SEDAR:

(i)   43-101 Technical Report on the Yura Project, Arequipa, Peru;

(ii)  43-101 Technical Report on the Escondida Project, Third Region, Copiapo, Peru; and

(iii) 43-101 Technical Report on the Don Beno Project, Third Region, Copiapo, Chile.

In addition, the Company filed an amended Annual Information Form on Form 10-K/A for the Company's fiscal year ended April 30, 2009 on SEDAR in order to revise certain disclosure regarding the newly filed Yura, Escondida and Don Beno project technical reports. The Company filed such Form 10-K/A with respect to its fiscal year ended April 30, 2009 with the SEC on July 6, 2010.

As a result, the BCSC determined to revoke the CTO on July 21, 2010.

Debt Settlements

Effective August 15, 2009, the Board of Directors of the Company authorized the settlement of debt with certain creditors of the Company, which debt consisted of outstanding convertible notes, advances, promissory notes, services, accrued interest and other amounts aggregating $1,956,174.00 (the "Aggregate Debt"). The Aggregate Debt was satisfied in accordance with the issuance of an aggregate 4,890,440 shares of the restricted common stock of the Company at $0.40 per share.

Property Acquisition Agreements

On September 23, 2009, the Company entered into a Mineral Assets Option Agreement (the "Option") with Sociedad Gareste Limitada ("Gareste") and other vendors, for the proposed acquisition by Zoro of the Piedra Parada and Fritis precious metals projects located in Chile's Atacama Region III. Harold Gardner, an officer and Director of the Company, is co-managing partner of Gareste. Effective December 2, 2009, the Company exercised the Option and completed the acquisition of a 100% legal and beneficial interest in and to the Piedra Parada Project and the Fritis Project. Under the Option, the Company (i) issued 19,400,000 restricted shares of its common stock to the vending parties; (ii) agreed to pay or cause to be paid all underlying regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing; and (iii) granted to Gareste a 2% net smelter return ("NSR") royalty on the proceeds of any production from each of the Piedra Parada and Fritis properties, capped at $6,000,000 at each property, one-half of which at each property can be repurchased by the Company at any time before commencement of any production at that property for the sum of $2,000,000.

Effective February 23, 2010, the Company entered into an Asset Purchase Agreement with two vending parties to acquire a 100% interest in three property mineral exploration concessions comprising 1,497 hectares (3,699 acres) as an extension to the Company's existing Yura gold prospect located 30 kilometers west of Arequipa, Peru (the "Fortuna Properties"). Harold Gardner, an officer and Director of the Company, is an indirect minority shareholder of one of the vending parties. Subject to final due diligence, the lifting of the Cease Trade Order (which occurred on July 21, 2010), and other customary closing conditions, the Company plans to (i) issue 6,000,000 restricted shares of its common stock to the Vending Parties; (ii) pay to the Vending Parties $100,000 prior to the closing of the acquisition, $125,000 at the closing date, and $100,000 six months from the closing date; and (iii) grant to the Vending Parties, a 2.5% net smelter return ("NSR") royalty on the proceeds of any production from the Fortuna Properties capped at $20,000,000, 1.5% of which can be repurchased by the Company at any time before commencement of any production for the sum of $8,000,000. The NSR also calls for an advance minimum yearly payment of $100,000 to the Vending Parties, which amounts are credited against any royalties ultimately payable.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration company currently engaged in the exploration, acquisition and development of property located in South America and Mexico. We plan to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. We currently have interests in an aggregate of approximately 41,872 acres located in Chile, approximately 4,942 acres in Peru, and a further 6,822 acres located in Mexico, targeting gold, copper and platinum.

Our current acreage and location of our property is summarized as follows:

Location	Project	Exploration Target	Concession Hectares/Acres

Sonora, Mexico	The Las Animas Project	Gold, Copper	2,761/6,822
Chile, South America	The Costa Rica Project	Gold, Copper	1,950/4,817
Chile, South America	The Escondida Project	Gold, Platinum	2,050/5,063
Chile, South America	The Rio Sur Project	Gold, Copper	1,150/2,840
Chile, South America	Don Beno Project	Gold, Copper	5,900/14,574
Chile, South America	Sierra Fritis Project	Gold, Copper	2,300/5,683
Chile, South America	Piedra Parada Project	Gold, platinum group metals	3,600/8,895(1)(2)
Peru, South America	The Yura Project	Gold	2,114/5,224
		Total Net Hectares/Acres:	21,825/53,918 ============

(1)    Gareste, the vendor at Piedra Parada, owned and conveyed to Zoro senior concession rights on over 2,100 hectares (5,189 acres), and also conveyed overstaked concessions on 1,500 additional hectares (3,706 acres) which are subject to the senior rights of a third party.

(2)   All concessions at Piedra Parada owned by Zoro are subject to pre-existing contractual rights granted from Gareste to a third-party to extract and exploit lithium, light metals and commercial salts.

MINERAL PROPERTY ACQUISITION AGREEMENT

In accordance with the terms and conditions of a Mineral Property Acquisition Agreement dated April 12, 2007 and effective on May 7, 2007 (the "Option Agreement"), as entered into among us and each of Eduardo Esteffan M., Fresia Sepulveda H., Eduardo Esteffan S., Gretchen Esteffan S., Claudio Esteffan S. and Integrity Capital Group, LLC (collectively, the "Vendors"), the Vendors granted to us the sole and exclusive option (the "Option") to acquire a 100% undivided legal, beneficial and registerable interest in and to six separate unencumbered mineral property interests totaling approximately 39,787 gross acres located in Chile, Peru and Mexico and targeting potential gold, copper and platinum group prospects (collectively, the "Property").

In order to complete the acquisition of the Property, three wholly-owned subsidiaries in each of Peru, Chile and Mexico were incorporated by us to beneficially hold property titles in each country in order to comply with all applicable laws relating thereto. As of the date of this Annual Report, all properties have been transferred to our wholly-owned subsidiary in Chile, while Peru Property related interests have been executed for transfer by the Vendors and have been submitted to Zoro's Peruvian subsidiary's (Zoro Mining SAC) property transfer notary to complete the transfer, pending the payment of required fees. Property transfers in Mexico are pending from Aravena Internacional SA to Aravena Mexicana SA in Mexico pending the payment of required fees.  In order to complete the acquisition of the Property, we further caused one of our existing founding shareholders to sell an aggregate of 35,500,000 restricted shares of Common Stock held of record by such shareholder to the Vendors at an aggregate purchase price of U.S. $0.00001 per common share.

As of the date of this Annual Report, we have paid and will continue to pay to, or on the Vendors' behalf, all underlying regulatory, maintenance, and governmental payments and assessment work required to keep the mineral property interests comprising the Property and any underlying option agreements respecting any of the mineral property interests comprising the Property in good standing through the calendar year of 2009. The Company has been concentrating its exploration initiatives primarily in Peru on its Yura gold prospect located near Arequipa, Peru and on its Don Beno gold and copper project near Copiapo, Chile.

Don Beno Property, Atacama Region III, Chile

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

Claims and Title at Don Beno

The Don Beno Project consists of 5,900 hectares of exploration claims staked by Gareste. Property boundaries are located by UTM coordinates and the corners are secured by concrete monuments. Zoro holds a 100% interest in the property.

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

Chile's environmental law (Law No 19.300), which regulates all environmental activities in the country, was first published on March 9th, 1994. An exploration project or field activity cannot be initiated until its potential impact to the environment is carefully evaluated. This is documented in Article 8 of the environmental law and is referred to as the Sistema de Evaluación de Impacto Ambiental (SEIA).

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

Numerous examples of IOCG deposits in the 3rd region include presently or formerly operating mines such as Candelaria, Punta del Cobre, Manto Verde, Mantos Blancos, and the recently discovered Relincho deposit. The Cretaceous metasedimentary rocks at Don Beno are the host rocks at Candelaria and Punta del Cobre. The Chilean IOCG deposit types form a north-south trending belt that extends from near Antofagasta in the north to near La Serena in the south. The best known of the IOCG deposits in the Chilean belt are centered in the 3rd region, in the general vicinity of Don Beno.

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

Escondida Project, Atacama Region III, Chile

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

The Yura Project, Arequipa, Peru

As discussed above, we acquired a 100% interest in approximately 2,114 hectares (5,422 acres) of exploration properties which covers the Yura property. The Yura Project is the subject of a technical report entitled "43-101 Technical Report on the Yura Project, Arequipa, Peru" (the "Yura Technical Report") dated March 2, 2010 and prepared for the Company pursuant to NI 43-101 by John Hiner, Licensed Geologist. A complete copy of the Yura Technical Report is available on the Company's profile on SEDAR at www.sedar.com. The following discussion of the Yura Project is derived from the Yura Technical Report.

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

Access, Climate, Local Resources, Infrastructure and Physiography

The project area is located 30km west of the capital city of Arequipa. Arequipa is a mining and tourism center for southern Peru, and offers international airport connections.

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

Budget Estimate

The recommended exploration program at the Yura property is estimated at $384,450 for Phase 1 and $760,750 for Phase 2. The table below provides a breakdown of projected expenditures for the proposed geochemical and geophysical surveys, along with follow-up drilling.

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

Sierra Fritis Project, Atacama Region III, Chile.

Effective December 2, 2009, the Company completed the exercise of an Option for the acquisition from Sociedad Gareste Limitada ("Gareste") of a 100% legal and beneficial interest in and to the Sierra Fritis Project, Harold Gardner, an officer and Director of the Company, is co-managing partner of Gareste. Under the Option (which also included the Piedra Parada project), the Company (i) issued an aggregate of 19,400,000 restricted shares of its common stock to the vending parties; (ii) agreed to pay or cause to be paid all underlying regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing; and (iii) granted to Gareste a 2% net smelter return ("NSR") royalty on the proceeds of any production from the Fritis property, capped at $6,000,000, one-half of which can be repurchased by the Company at any time before commencement of any production for the sum of $2,000,000.

The Fritis property consists of 8 mineral exploration concessions covering approximately 2,300 hectares (5,683 acres), located roughly 40 kilometers to the south of Copiapó, Chile, via paved highway and improved roads, and at an elevation of 500 meters. These concessions appear to contain epithermal precious metals targets. The property was previously controlled by Teck-Cominco until mid-2009 when the concessions lapsed and were acquired by Gareste, who conducted a surface sampling program in late 2009. Zoro has identified several areas at the concessions which could be the targets of future exploration efforts. However, the Company has no current exploration plans for 2010-2011 for the Sierra Fritis property.

Piedra Parada Project, Atacama Region III, Chile

Effective December 2, 2009, the Company completed the exercise of an Option for the acquisition from Gareste of interests in and to the Piedra Parada salar Project, Harold Gardner, an officer and Director of the Company, is co-managing partner of Gareste. Under the Option (which also included the Sierra Fritis project), the Company (i) issued an aggregate of 19,400,000 restricted shares of its common stock to the vending parties; (ii) agreed to pay or cause to be paid all underlying regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing; and (iii) granted to Gareste a 2% net smelter return ("NSR") royalty on the proceeds of any production from the Piedra Parada property, capped at $6,000,000, one-half of which can be repurchased by the Company at any time before commencement of any production for the sum of $2,000,000.

The project lies roughly 310 kilometers to the northeast of Copiapó, the capital of Region III, via paved highway and improved roads, and is at an elevation of over 4,000 meters. The 12 Piedra Parada property mineral exploration concessions cover a total of 3,600 hectares (8,895 acres) in a prototypical salar -- a dry lake bed with inflow waters and subsurface brines. However, Gareste, the vendor at Piedra Parada, owned and conveyed to Zoro senior concession rights on only 2,100 hectares (5,189 acres), and also conveyed overstaked concessions on 1,500 additional hectares (3,706 acres) which are subject to the senior rights of a third party.

The rights to lithium, light metals and commercial salts (collectively, the "Lithium Materials") in these concessions have been previously conveyed to a third-party, with Gareste retaining a 2% NSR royalty on Lithium Materials. In addition, this third party is obligated to remit a payment of US$2,000 per month as a lease and rental remittance fee to maintain the Piedra Parada concessions through the exploration stage, which payments will increase to US$5,000 per month at such time as these concessions are converted to exploitation status. In connection with the acquisition by Zoro, Gareste has conveyed the NSR and the rights to receive payments at Piedra Parada, and other attendant rights to the Company.

Previous work by Gareste at the project in the 1990's included surface and auger drill field testing and sampling of the sediments and inflow streams. Zoro has targeted possible precious metals and platinum group metals exploration efforts relating to the inflow waters and the uplifted dry lake bed surface sediments. However, the Company has no current exploration plans for 2010-2011 for the Piedra Parada property.

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

Land Position

We currently own 70% of two of the three mining claims, and are presently consolidating our position on the third claim wherein we will also have a 70% position. The balance is owned by two Mexican citizens, Gustavo Vazquez and Maria Munoz with 15% each. We may be able to increase our ownership position over the next couple of years through payment of concession maintenance expenses and capital investment for exploration activities such as mapping, sampling, and possibly drilling. No formal agreement yet exists for increasing its ownership percentage. Since the summer of 2006, foreign mining companies have surrounded the Las Animas project both to the north and the south with more than 11,000 square kilometers of mineral claims. There are some small adjacent property areas that remain unclaimed, and we are currently evaluating the placement of a few more hundred hectares of mining claims, which could raise the land position to some 3,000 hectares.

Access

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

Infrastructure

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

Work Conducted During the Year Ended April 30, 2010

No work was conducted during on the property during the year ended April 30, 2010, and no work on the ground is envisioned until adequate exploration budgets become available.

Rio Sur and Costa Rica Projects - Chile South America

Work conducted during the year consisted of claims maintenance payments.  These projects are held for future exploration as resources and adequate exploration budgets become available. Subsequent to April 30, 2010, the Company decided not to go forward with exploration on these two projects, due to other properties taking precedence in priority.

PROPOSED FUTURE BUSINESS OPERATIONS

Our current strategy is to obtain sufficient funding to re-commence exploration activities on our core properties. The Company may consider further acquisitions of additional mineral opportunities which fall within the criteria of providing a geological basis for development of mining initiatives that can provide near term revenue potential and capital repatriation from production cash flows to create expanding reserves. We anticipate that our principal ongoing efforts, subject to adequate funding being available, will be focused on advancing the exploration status of several of our core projects to the level of development of legally reportable reserves.

MATERIAL AGREEMENTS

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

In considering whether to invest in our common stock, you should consider that our inception was April 20, 2004, and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance.  In addition, we have only recently acquired our primary mineral exploration prospects located in South America and Mexico with limited experience in early stage exploration efforts.

We have a history of operating losses and there can be no assurances we will be profitable in the future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have a net loss totaling approximately $18,890,232 from April 20, 2004 (inception) to April 30, 2010. During the year ended April 30, 2010, we had no revenue and incurred a net loss of approximately $11,670,321. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

The financial statements for the fiscal years ended April 30, 2010 and April 30, 2009 have been prepared assuming that the Company will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

We will require additional funding in the future. Our current levels of debt are high.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of mineral. Further, our current debt levels are approximately $2,300,000 and existing and further debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.  Existing debt may at a future date be settled with equity causing dilution to existing shareholders.

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

Since inception, our activities have been limited to organizational efforts and obtaining working capital. It has only been since 2004 that our business operations and focus is on acquiring and developing a very limited number of properties. The business of mineral exploration and development is subject to many risks and if mineral is found in economic production quantities, the potential profitability of future possible mining ventures depends upon factors beyond our control, including, but not limited to: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected grades of mineral; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

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

The marketability of minerals which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of mineral and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

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

We believe that our operations currently comply, in all material respects, with all applicable environmental regulations. However, we are not insured at the current date against possible environmental risks.

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

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Andrew Brodkey, our President/Chief Executive Officer and a director, David Hackman, our Vice President of Exploration and a director, Jas Butalia, our Chief Financial Officer and a director, and Harold Gardner, our Chief Operating Officer and Vice President of Business Development and a director. Further, we do not have key man life insurance on any of these individuals. We may not have the financial resources to hire a replacement if any of our officers were to die or resign. The loss of service of any of these employees could therefore significantly and adversely affect our operations.

Our officers and directors may be subject to conflicts of interest.

Our officers and directors serve only part time and may subject to conflicts of interest based on their other business endeavors. Each of our executive officers and directors devotes part of his working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Because of these relationships, our officers and directors may be subject to conflicts of interest, including deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us.

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

As of the date of this Annual Report, our common stock trades on the OTC Bulletin Board. There is a volatility associated with OTC Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

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

Our Articles of Incorporation authorize the issuance of 180,000,000 shares of common stock. Common stock is our only authorized class of stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

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

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court of the courts of any other relevant country predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

As of the date of this Annual Report, there are no unresolved comments pending from the SEC.

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

We have guaranteed the remaining lease term at previous premises previously occupied in Tucson.  The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a previously related party lessee (a company which had two directors in common with the Company), to pay for the entire lease relating to the Company's Tucson office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at April 30, 2010, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and the lessee subsequently moved offices. The potential liability, if any, as a result of the lessee's default due to joint and severable provisions relating to the lease guarantee is presently not determinable and negotiations by the lessee to settle this potential liability with the landlord are ongoing.

For a description of our mineral property interests, please see Item 1 above.

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

ITEM 4.              (REMOVED AND RESERVED)

Not applicable.

PART II

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "ZORO:OB" on approximately February 12, 2007. On April 22, 2009, the Company's trading symbol changed to "ZORM:OB" in connection with a 20:1 reverse share split.  The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market, adjusted to give effect to our April 22, 2009 reverse stock split. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Month Ended	High Bid	Low Bid
April 30, 2010	1.25	0.51
January 31, 2010	1.25	0.30
October 31, 2009	1.10	0.55
July 31, 2009	2.25	0.30
April 30, 2009	0.60	0.60
January 31, 2009	2.40	0.40
October 31, 2008	7.00	0.80
July 31, 2008	19.60	6.00

As of August 11, 2010, we had 130 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Zoro Mining Corp. 2008 Stock Incentive Plan (the "2008 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of April 30, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	-0-	-0-	-0-

Equity Compensation Plans Not Approved by Security Holders
2008 Stock Option Plan	-0-	n/a	4,260,230	*

Total	-0-	--	4,260,230
	==========	==========	==========

*	Available shares based upon 15% of the total issued and outstanding of 28,401,536 shares of common stock as of April 30, 2010.

2008 Stock Incentive Plan

On February 7, 2008, our Board of Directors authorized and approved the adoption of the 2008 Plan effective February 7, 2008, under which the maximum aggregate number of shares which may be issued pursuant to all awards under the 2008 Plan is 15% of the issued and outstanding common shares and the maximum number of shares that may be granted in the form of incentive stock options is 500,000 options.

The purpose of the 2008 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2008 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2008 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2008 Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 15% of the issued and outstanding shares of common stock and 500,000 shares in the form of incentive stock options. At the time a Stock Option is granted under the 2008 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

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

RECENT SALES OF UNREGISTERED SECURITIES

Information regarding sales of unregistered securities during the Company's fiscal year ended April 30, 2010 has been provided previously in Quarterly Reports on Form 10-Q.

ITEM 6.             SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

RESULTS OF OPERATION

Fiscal Year Ended April 30, 2010 Compared to Fiscal Year Ended April 30, 2009.

During fiscal year ended April 30, 2010, we incurred expenses of approximately $11,910,420 compared to $3,416,684 incurred during fiscal year ended April 30, 2009 (an increase of $8,493,736). These operating expenses incurred during fiscal year ended April 30, 2010 consisted of: (i) bad debt of $Nil (2009: $136,250); (ii) depreciation of $77,351 (2009: $104,877); (iii) filing and transfer agent fees of $10,989 (2009: $7,907); (iv) impairment of mineral property costs of $10,335,902 (2009: $420,298); (v) management and administration fees of $534,572 (2009: $535,064); (vi) mineral exploration costs of $539,160 (2009: $1,789,256); (vii) office and general costs of $326,820 (2009: $261,666); and (viii) professional fees of $85,626 (2009: $161,366).

Expenses incurred during fiscal year ended April 30, 2010 compared to fiscal year ended April 30, 2009 increased primarily due to the increase in impairment of mineral property costs, primarily as a result of an impairment charge of approximately $9,700,000, relating to the issue of 19,400,000 common shares calculated at $0.50 per share in connection with the acquisition of the Piedra Parada and Fritis precious metals projects. The Company's mineral exploration costs decreased to $539,160 during the fiscal year ended April 30, 2010 from $1,789,256 during the fiscal year ended April 30, 2009, primarily due to decreased exploration costs in Chile and Mexico between these two periods. The higher mineral exploration costs incurred in 2009 related to initial exploration initiatives across a range of prospects.

Expenses incurred during fiscal year ended April 30, 2010 of $11,910,420 were offset by federal income tax recovery of $216,208 and gain on the sale of fixed assets of $23,891, resulting in a net loss of $11,670,321 (2009 - $3,412,934).

The weighted average number of shares outstanding was 15,125,390 for fiscal year ended April 30, 2010 compared to 4,344,301 for fiscal year ended April 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended April 30, 2010

As at fiscal year ended April 30, 2010, our current assets were $37,118 and our current liabilities were $2,125,042, which resulted in a working capital deficit of ($2,087,924). As at fiscal year ended April 30, 2010, current assets were comprised of cash in the amount of $34,790 and $2,328 in other receivables. As at fiscal year ended April 30, 2010, current liabilities were comprised of: (i) $592,202 in accounts payable and accrued liabilities; (ii) $400,591 in promissory notes payable; and (iii) $1,132,249 in debt due to related parties.

As at April 30, 2010, our total assets were $176,971 (2009 - $985,772) comprised of: (i) $37,118 in current assets as described above; (ii) $139,845 in valuation of equipment; and (iii) $8 in valuation of mineral properties. The decrease in total assets during fiscal year ended April 30, 2010 from fiscal year ended April 30, 2009 was primarily due to a reduction in the valuation of mineral properties and equipment.

As at April 30, 2010, our total liabilities were $2,288,011 (2009 - $3,050,624) comprised of: (i) $2,125,042 in current liabilities as described above and (ii) $162,969 in convertible note. The decrease in liabilities during fiscal year ended April 30, 2010 from fiscal year ended April 30, 2009 was primarily due to a decrease in promissory notes payable and amounts due to related parties.

Total Stockholders' deficiency increased from ($2,064,852) for fiscal year ended April 30, 2009 to ($2,111,040) for fiscal year ended April 30, 2010.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended April 30, 2010, net cash flows used in operating activities was ($416,378) compared to ($937,680) for fiscal year ended April 30, 2009. Cash flows used in operating activities for fiscal year ended April 30, 2010 consisted primarily of a net loss of ($11,670,321) adjusted by: (i) ($216,208) in federal income tax recovery; (ii) $77,351 in depreciation; (iii) $143,923 in accrued interest expense; (iv) ($23,891) in gain on sale of fixed assets; (v) $68,993 in accretion of interest on convertible note; and (vi) $10,335,902 of impairment to mineral properties. Net cash flows used in operating activities was further changed by: (i) a decrease of $3,744 in other receivables; (ii) an increase of $585,369 due to related parties; and (iii) an increase of $278,760 in accounts payable and accrued liabilities.

Cash Flows Provided by (Used in) Investing Activities

For fiscal year ended April 30, 2010, net cash flows provided by (used in) investing activities was $146,000 compared to ($8,915) for fiscal year ended April 30, 2009 consisting of purchase of equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For fiscal year ended April 30, 2010, net cash flows provided from financing activities was $300,683 compared to $882,529 for fiscal year ended April 30, 2009. Cash flows from financing activities for fiscal year ended April 30, 2010 consisted of: (i) $165,833 from issuance of promissory notes and (ii) $134,850 in proceeds from common stock issuances.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities, debt instruments, and related party loans. Our working capital requirements are expected to increase in line with our planned growth of our business.

PLAN OF OPERATION AND FUNDING

Our plan of operations for the next twelve months is to focus on the exploration of our Don Beno, Escondida and Yura properties, as described above under Item 1. In particular, we intend to pursue the recommended Phase I exploration programs. We anticipate that we will require approximately $1,720,000 for our plan of operations over the next twelve months, as follows:

(a)   approximately $720,000 in the aggregate for the Phase I exploration programs at each of the Don Beno, Escondida and Yura properties; and

(b)   approximately $1,000,000 for management and administration fees, professional fees, and other general expenses over the next twelve months.

At April 30, 2010, we had cash of $34,790 and a working capital deficit of $2,087,924. During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months. Management anticipates that further advances and debt instruments, and equity private placements will be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity to third parties, and debt instruments from related and non-related parties.

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or otherwise to fund our exploration program going forward. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, and our obligations under the Mineral Property Acquisition Agreement, as incurred, the agreements discussed below summarize our material commitments.

Related Party Arrangements

We participated in a cost sharing arrangement with another public company, Pacific Copper Corp. (with two directors in common with us) who shares South American operating offices. The expenditures relate to shared exploration staging and administration in similar operating areas of Chile and Peru including shared site offices in each country, and in the United States. During the fiscal year ended April 30, 2009, a total of $430,000 was advanced to us from Pacific Copper Corp. by way of demand promissory notes.  This amount is unsecured, bears no interest and is repayable on demand. As at April 30, 2010, $160,000 remains outstanding to Pacific Copper Corp.

We incurred a total of $316,272 (2009 - $1,048,408 ) to a private Chilean company that provides exploration services to us in Chile via operator agreement, and has a director in common, of which $197,272 was owed at April 30, 2010 (April 30, 2009 - $918,408) with such costs recorded as exploration costs in Chile, South America.

Promissory Notes

We issued $200,000 in 6% promissory notes with a term to October 31, 2010 convertible into units at $3.20 per unit for a period of two years (the "Unit"). Each Unit is comprised of one share of restricted common stock and one share purchase warrant exercisable at $5.00 for two years from the date of conversion. At April 30, 2010, $89,670 in accretion interest had been recorded in the 2010 fiscal year.

During fiscal year ended April 30, 2009, we borrowed an aggregate of $48,529 from an unrelated company in accordance with the terms and provisions of certain promissory notes bearing interest at the rate of 8% per annum and due six months from the date of signing. As at April 30, 2010, the balance due and owing including accrued interest was $40,972.

During fiscal year ended April 30, 2009, we borrowed $430,000 from a related party by way of non-interest bearing promissory notes which are unsecured and payable on demand. As at April 30, 2010, the balance due and owing was $160,000.

During the year ended April 30, 2010, the Company borrowed $32,000 at 8% interest from unrelated companies. At April 30, 2010, the balance owing including interest was $33,550.

Lease Agreement Guarantor

We have guaranteed the remaining lease term at previous premises previously occupied in Tucson.  The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a previously related party lessee (a company which had two directors in common with the Company), to pay for the entire lease relating to the Company's Tucson office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at April 30, 2010, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and the lessee subsequently moved offices. The potential liability, if any, as a result of the lessee's default due to joint and severable provisions relating to the lease guarantee is presently not determinable and negotiations by the lessee to settle this potential liability with the landlord are ongoing.

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

Advisory Services Agreement

On January 20, 2010 a vendor entered into a contract with the Company to provide financing and capital markets advisory services with the goal of raising equity funding for the Company. The term of the contract is from signing until January 31, 2011 and automatically renews in 90 day increments unless and until cancelled by either party. In consideration the Company agreed to pay the vendor a retainer fee of $10,000 plus 8% of any equity financing secured by the vendor. In the event the equity financing occurs with an entity introduced by certain excluded entities, the fee is reduced to 3%. In addition, the Company has agreed to issue the vendor share purchase warrants equal to 10% of the securities sold in such equity financing at a price of $0.70 and expiry date which is 3 years from the issue date. In the event the vendor secures debt financing, the fees paid to the vendor are as follows; 8% of the first $2,000,000, plus 6% of proceeds between, $2,000,001 and $7,000,000 if any, plus 4% of proceeds in excess of $7,000,000 if any.

Property Acquisition Agreements

On September 23, 2009, the Company entered into a Mineral Assets Option Agreement (the "Option") with Sociedad Gareste Limitada ("Gareste") and other vendors, for the proposed acquisition by Zoro of the Piedra Parada and Fritis precious metals projects located in Chile's Atacama Region III. Harold Gardner, an officer and Director of the Company, is co-managing partner of Gareste. Effective December 2, 2009, the Company exercised the Option and completed the acquisition of a 100% legal and beneficial interest in and to the Piedra Parada Project and the Fritis Project. Under the Option, the Company (i) issued 19,400,000 restricted shares of its common stock to the vending parties; (ii) agreed to pay or cause to be paid all underlying regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing; and (iii) granted to Gareste a 2% net smelter return ("NSR") royalty on the proceeds of any production from each of the Piedra Parada and Fritis properties, capped at $6,000,000 at each property, one-half of which at each property can be repurchased by the Company at any time before commencement of any production at that property for the sum of $2,000,000.

Effective February 23, 2010, the Company entered into an Asset Purchase Agreement with two vending parties to acquire a 100% interest in three property mineral exploration concessions as an extension to the Company's existing Yura gold prospect located 30 kilometers west of Arequipa, Peru (the "Fortuna Properties"). Harold Gardner, an officer and Director of the Company, is an indirect minority shareholder of one of the vending parties. Subject to final due diligence, the lifting of the Cease Trade Order (which occurred on July 21, 2010), and other customary closing conditions, the Company plans to (i) issue 6,000,000 restricted shares of its common stock to the Vending Parties; (ii) pay to the Vending Parties $100,000 prior to the closing of the acquisition, $125,000 at the closing date, and $100,000 six months from the closing date; and (iii) grant to the Vending Parties, a 2.5% net smelter return ("NSR") royalty on the proceeds of any production from the Fortuna Properties capped at $20,000,000, 1.5% of which can be repurchased by the Company at any time before commencement of any production for the sum of $8,000,000. The NSR also calls for an advance minimum yearly payment of $100,000 to the Vending Parties, which amounts are credited against any royalties ultimately payable.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2010 and 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Fiscal Year

The Company's financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company's fiscal year-end is April 30.

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

Basic and Diluted Net Income (Loss) Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at April 30, 2010 and 2009 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive.

Comprehensive Loss

The Company reports comprehensive income or loss in its consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments

Mineral Property Costs

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are initially capitalized in accordance with the ASC 805-20-55-37, previously referenced as EITF 04-2 when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities - Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company assesses the carrying costs for impairment at each fiscal quarter end. The Company has determined that all property payments are impaired and accordingly has written off the acquisition costs to project expense.

Financial Instruments

The carrying amounts of the Company's restricted cash, other receivable, and accounts payable and accrued liabilities approximates fair values because of the short maturity of these instruments.

Commodity Price Risk: The ability of the Company to develop its properties and the future profitability of the Company is directly related to the market price of certain minerals.

Foreign Exchange Risk: The Company conducts most of its operating activities in Canadian dollars. The Company is therefore subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar.

The fair value of each of the Company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company's current borrowing rate for similar instruments of comparable maturity would be.

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

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. The financial statements of the subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-Based Compensation

The Company records stock-based compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company has adopted a stock option plan, but no options have been granted to date and no stock-based compensation been recorded.

Long-Lived Assets

The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Recent Accounting Pronouncements

FASB ASC TOPIC 805 - "Business Combinations." The objective of this topic is to enhance the information that an entity provides in its financial reports about a business combination and its effects. The Topic mandates: (i) how the acquirer recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (ii) what information to disclose in its financial reports and; (iii) recognition and measurement criteria for goodwill acquired. This Topic is effective for any acquisitions made on or after December 15, 2008. The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures.

FASB ASC TOPIC 810 - "Noncontrolling Interests." The objective of this Topic is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and; (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Topic is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures.

FASB ASC TOPIC 815 - "Derivatives and Hedging." The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This Topic requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Topic is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures

FASB ASC TOPIC 855 - "Subsequent Events."  In May 2009, the FASB issued Topic 855, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Topic sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Topic should be applied to the accounting and disclosure of subsequent events. This Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This Topic was effective for interim and annual periods ending after June 15, 2009.

FASB ASC TOPIC 944 - "Financial Services - Insurance." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred. This Topic requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Topic is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures.

In February 2010, the FASB issued ASU 2010-09-Subsequent Event (Topic 855) Amendments to certain recognition and disclosure requirements.  ASU 2010-09 removes the requirements for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  The Company adopted ASU 2010-09 in February 2010 and did not disclose the date through which subsequent events have been evaluated.

FASB ASC TOPIC 105 - "The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles." In June 2009, the FASB issued Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This Topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. This Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  References made to authoritative FASB guidance throughout the consolidated financial statements have been updated to the applicable codification section.

FASB ASC TOPIC 320 - "Recognition and Presentation of Other-Than-Temporary Impairments."   In April 2009, the FASB issued Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Topic is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures.

FASB ASC TOPIC 860 - "Accounting for Transfer of Financial Assets and Extinguishment of Liabilities."  In June 2009, the FASB issued additional guidance under Topic 860 which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.  The adoption of this Topic is not expected to have a material impact on the Company's financial statements and disclosures.

FASB ASC TOPIC 810 - "Consolidation of Variables Interest and Special Purpose Entities."  In June 2009, the FASB issued Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (ii) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. This Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both. This Topic is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The adoption of this Topic is not expected to have a material impact on the Company's financial statements and disclosures.

FASB ASC TOPIC 820 - "Fair Value measurement and Disclosures", an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, "Fair Value Measurements and Disclosures". Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity's measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor's ability to redeem its investments at the measurement date, any unfunded commitment, and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity's measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.  The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures.

FASB ASC TOPIC 740 - "Income Taxes", an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this Update did not have a material impact on the Company's financial statements and disclosures.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at April 30, 2010 and April 30, 2009

Consolidated Statements of Operations and Comprehensive Loss for the years ended April 30, 2010 and April 30, 2009 and for the period from inception (April 20, 2004) to April 30, 2010

Consolidated Statements of Cash Flows for the years ended April 30, 2010 and April 30, 2009 and for the period from inception (April 20, 2004) to April 30, 2010

Consolidated Statement of Stockholders' Equity and Deficiency for the years ended April 30, 2010 and April 30, 2009 and for the period from inception (April 20, 2004) to April 30, 2010

Notes to the Consolidated Financial Statements

Schwartz Levitsky Feldman llp

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zoro Mining Corp.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Zoro Mining Corp. as at April 30, 2010 and the related consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the year ended April 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of the Company from the date of inception (April 20, 2004) to April 30, 2009, which statements reflect cumulative total assets of $985,772 as of April 30, 2009 and cumulative loss of $7,219,911for the period from inception to April 30, 2009. Those statements were audited by another firm of Independent Registered Public Accountants whose report has been provided to us, and our opinion, insofar as it relates to the cumulative financial information from inception (April 20, 2004) to April 30, 2009, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal controls over financial reporting. Accordingly, we express no such opinion.

1167 Caledonia Road

Toronto, Ontario M6A 2X1

Tel: 416 785 5353

Fax: 416 785 5663

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoro Mining Corp. as at April 30, 2010 and 2009 and the results of its operations and its cash flows for the year ended April 30, 2010 and for the period from inception (April 20, 2004) to April 30, 2010 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is an exploration stage mining company and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements of Zoro Mining Corp. as of April 30, 2009 were audited by another firm of Registered Public Accountants whose report dated July 13, 2009 expressed an opinion without qualification on those financial statements.

"Schwartz Levitsky Feldman llp"

Toronto, Ontario, Canada                                                Chartered Accountants
July 19, 2010                                                               Licensed Public Accountants

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

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada

July 13, 2009

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets as at April 30, 2010 and April 30, 2009
	April 30, 2010 $	April 30, 2009 $

CURRENT ASSETS
Cash	34,790	4,485
Other receivables	2,328	6,072

Total Current Assets	37,118	10,557

EQUIPMENT (Note 5)	139,845	339,305
MINERAL PROPERTIES (Note 4)	8	635,910

TOTAL ASSETS	176,971	985,772

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

Accounts payable and accrued liabilities	592,202	456,859
Promissory notes payable (Note 7)	400,591	706,312
Due to related parties (Note 6)	1,132,249	1,534,594

Total Current Liabilities	2,125,042	2,697,765

CONVERTIBLE NOTE (Note 7)	162,969	136,651
DEFERRED INCOME TAX LIABILITY (Note 11)	-	216,208
Total Liabilities	2,288,011	3,050,624

Stockholders' Deficiency

Capital stock (Note 8) 180,000,000 common shares authorized, $0.00001 par value
28,401,536 shares issued and outstanding (2009 - 4,345,014)	1,110	869
Additional paid-in capital	16,616,881	5,035,664
Equity component of convertible notes (Note 8)	126,701	84,026
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(18,890,232	(7,219,911

Total Stockholders' Deficiency	(2,111,040	(2,064,852

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	176,971	985,772

GOING CONCERN CONTINGENCY   (Note 2)
COMMITMENTS AND CONTINGENCIES (Notes 4, 9)

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss for the years ended April 30, 2010 and April 30, 2009 and for the period from inception (April 20, 2004) to April 30, 2010

	For the Year Ended April 30, 2010	For the Year Ended April 30, 2009	From April 20, 2004 (Date of Inception) to April 30, 2010
	$	$	$
Expenses
Bad Debt	-	136,250	136,250
Depreciation	77,351	104,877	256,559
Donated services	-	-	25,500
Filing and transfer agent fees	10,989	7,907	37,503
Impairment of mineral property costs (Note 4)	10,335,902	420,298	10,756,200
Management and administration fees (Note 6)	534,572	535,064	1,815,879
Mineral exploration costs (Note 4)	539,160	1,789,256	4,663,399
Office and general (Note 6)	326,820	261,666	969,920
Professional fees	85,626	161,366	537,167
	(11,910,420)	(3,416,684)	(19,198,377)
Other income
Federal income tax recovery	216,208	-	216,208
Gain on sale of fixed assets	23,891		23,891
Interest income	-	3,750	68,046

Net loss and comprehensive loss	(11,670,321)	(3,412,934)	(18,890,232)

Basic and diluted loss per common share	(0.77)	(0.79)	______

Weighted average number of common shares outstanding - basic and diluted	15,125,390	4,344,301	______

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows for the years ended April 30, 2010 and April 30, 2009 and for the period from inception (April 20, 2004) to April 30, 2010
	For the Year Ended April 30, 2010 $	For the Year Ended April 30, 2009 $	From April 20, 2004 (Date of Inception) to April 30,2010 $

Cash Flows Used In Operating Activities

Net loss	(11,670,321)	(3,412,934)	(18,890,232)
Adjustments to reconcile net loss to cash used in operating activities:
Federal income tax recovery	(216,208)		(216,208)
Depreciation	77,351	104,877	256,559
Non-cash management fees	-	120,000	329,293
Accrued interest income	-	(3,750)	(11,250)
Accrued interest expense	143,923	23,783	167,706
Gain on sale of fixed assets	(23,891)	-	(23,891)
Accretion of interest on convertible note	68,993	20,677	89,670
Bad debt	-	136,250	136,250
Impairment of mineral properties	10,335,902	420,298	10,756,200
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in operating assets and liabilities:
Decrease in prepaid expenses	-	1,726	-
Decrease (increase) in other receivables	3,744	8,298	(2,328)
Increase (decrease) in due to related parties	585,369	1,481,443	2,119,963
Increase in accounts payable and accrued liabilities	278,760	161,652	735,619

Net Cash Used in Operating Activities	(416,378)	(937,680)	(4,518,149)

Cash Flows Used In Investing Activities
Purchase of equipment	-	(8,915)	(518,513)
Proceeds from sale of equipment	146,000	-	146,000
Loan receivable	-	-	(125,000)

Net Cash Provided by (Used) In Investing Activities	146,000	(8,915)	(497,513)

Cash Flows From Financing Activities
Promissory note payable	165,833	682,529	848,362
Convertible note	-	200,000	200,000
Proceeds from common stock issuances and subscriptions	134,850	-	4,002,090

Net Cash From Financing Activities	300,683	882,529	5,050,452

Increase (Decrease) in Cash	30,305	(64,066)	34,790

Cash - Beginning	4,485	68,551	-

Cash - Ending	34,790	4,485	34,790

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

Other Non-cash Investing and Financing Activities - Note 10

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)
From April 20, 2004 (Date of Inception) to April 30, 2010

				Equity		Deficit
				Component		Accumulated
			Additional	Of	Common	During the
			Paid-in	Convertible	Stock	Exploration	Donated
	Common Stock		Capital	Debt	Subscriptions	Stage	Capital	Total
	#	$	$	$	$	$	$	$

Balance - April 20, 2004 (Date of Inception)	-	-	-	-	-	-	-	-
Issuance of common shares for cash
at $.0002/share	7,200,000	1,440	(1,400)	-	(40)	-	-	-
Net loss for the period	-	-	-	-	-	(1,858)	-	(1,858)
Balance - April 30, 2004	7,200,000	1,440	(1,400)	-	(40)	(1,858)	-	(1,858)
Issuance of common shares for cash
at $.0002/share	1,800,000	360	(350)	-	(10)	-	-	-
Share subscriptions received	-	-	-	-	40	-	-	40
Donated rent and services	-	-	-	-	-	-	10,500	10,500
Net loss for the year	-	-	-	-	-	(32,480)	-	(32,480)
Balance - April 30, 2005	9,000,000	1,800	(1,750)	-	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	-	-	-	-	10	-	-	10
Donated rent and services	-	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	-	(12,690)	-	(12,690)
Balance - April 30, 2006	9,000,000	1,800	(1,750)	-	-	(47,028)	22,500	(24,478)
Issuance of common shares for cash
at $0.0544/share	1,822,500	364	100,886	-	-	-	-	101,250
Share subscriptions received	-	-	-	-	2,600,000	-	-	2,600,000
Donated rent and services	-	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	-	(220,450)	-	(220,450)
Balance - April 30, 2007	10,822,500	2,164	99,136	-	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit (Note 8(a))	157,514	32	3,765,908	-	(2,600,000)	-	-	1,165,940
Share cancellation (Note 8(a))	(6,642,500)	(1,328)	1,328	-	-	-	-	-
Fair value of warrants issued for mineral properties (Note 4)	-	-	840,000	-	-	-	-	840,000
Fair value of warrants issued for services (Note 8(b))	-	-	209,293	-	-	-	-	209,293
Net loss	-	-	-	-	-	(3,539,499)	-	(3,539,499)
Balance - April 30, 2008	4,337,514	868	4,915,665	-	-	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	-	-	-	-	120,000
Equity component of convertible note	-	-	-	84,026	-	-	-	84,026
Net loss	-	-	-	-	-	(3,412,934)	-	(3,412,934)
Balance - April 30, 2009	4,345,014	869	5,035,664	84,026	-	(7,219,911)	34,500	(2,064,852)
Shares issued in exchange for retirement of notes and other debt (Note 8)	4,366,522	45	1,746,563	-	-	-	-	1,746,608

FV adjustment on convertible note - (Note 7)				42,675				42,675
Shares issued for private placement at $0.50 per unit (Note 8)	290,000	3	134,847					134,850
Shares issued for mineral properties at $.50 (Note 8)	19,400,000	193	9,699,807					9,700,000
Net loss	-	-	-	-	-	(11,670,321)	-	(11,670,321)
Balance - April 30, 2010	28,401,536	1,110	16,616,881	126,701	-	(18,890,232)	34,500	(2,111,040)

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009 (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010
1.	Nature of Operations and Basis of Consolidation

The Company was incorporated in the State of Nevada on April 20, 2004 as Rochdale Mining Corporation. Effective on March 19, 2007, solely for the purposes of effecting a name change, the Company (as Rochdale Mining Corporation), merged with a new wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. The merger was in the form of a parent/ subsidiary merger, with the Company as the surviving corporation. Upon completion of the merger, the Company's name was changed to "Zoro Mining Corp." and the Company's Articles of Incorporation have been amended to reflect this name change.

The Company's common shares trade on the United States OTC Bulletin Board and on the Frankfurt Stock Exchange.

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are initially capitalized in accordance with the ASC 805-20-55-37, previously referenced as EITF 04-2 when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities - Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company assesses the carrying costs for impairment at each fiscal quarter end. The Company has determined that all property payments are impaired and accordingly has written off the acquisition costs to project expense.

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

On April 22, 2009, the Company filed a Certificate of Change with the Secretary of State of the state of Nevada to effectuate a reverse stock split of the Company's authorized share capital on the basis of one new common share for twenty old common shares. As a result, as of April 22, 2009, the Company's authorized share capital decreased from 3,600,000,000 shares of common stock to 180,000,000 shares of common stock and its issued and outstanding share capital decreased from 86,900,400 shares of common stock to 4,345,020 shares of common stock.

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010
2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and ultimately the attainment of profitable operations. As at April 30, 2010, the Company has accumulated losses of $18,890,232 since inception and has a working capital deficiency of $2,087,924. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In conjunction with the April 22, 2009 reverse share consolidation, the Company plans to finance its activities utilizing debt and equity instruments that should be more favorably received by the investment community due to the corporate restructuring. On August 17, 2009 the Company settled some of its existing debts with equity in order to reduce current liabilities and improve the overall financial condition of the Company.

3.	Summary of Significant Accounting Policies

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

d)

Basic and Diluted Net Income (Loss) Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at April 30, 2010 and 2009 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010

3.	Summary of Significant Accounting Policies (cont'd)

e)

Comprehensive Loss

The Company reports comprehensive income or loss in its consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments

f)

Mineral Property Costs

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are initially capitalized in accordance with the ASC 805-20-55-37, previously referenced as EITF 04-2 when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities - Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company assesses the carrying costs for impairment at each fiscal quarter end. The Company has determined that all property payments are impaired and accordingly has written off the acquisition costs to project expense.

Estimated future removal site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expenses or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provisions amounts as incurred. As at April 30, 2010 any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010

3.	Summary of Significant Accounting Policies (cont'd)

g)

Financial Instruments

The fair market value of the Company's financial instruments comprising cash, loan from director, accounts payable and accrued liabilities and obligations under capital leases were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions. The Company has not experienced any material losses in such accounts.

FASB defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

    Level 1 - Quoted prices in active markets for identical assets or liabilities

    Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

    Level 3 -- Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company's restricted cash, other receivable, and accounts payable and accrued liabilities approximates fair values because of the short maturity of these instruments.

Commodity Price Risk: The ability of the Company to develop its properties and the future profitability of the Company is directly related to the market price of certain minerals.

Foreign Exchange Risk:

The Company conducts most of its operating activities in Canadian dollars. The Company is therefore subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar.

Interest, Market and Credit Risk:

The Company is not subject to interest, market or credit risk.

h)

Income Taxes

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010
3.	Summary of Significant Accounting Policies (cont'd)

i)

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. The financial statements of the subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)

Stock-Based Compensation

The Company records stock-based compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company has adopted a stock option plan, but no options have been granted to date and no stock-based compensation been recorded.

k)

Long-Lived Assets

The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010

3.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements

FASB ASC TOPIC 805 - "Business Combinations." The objective of this topic is to enhance the information that an entity provides in its financial reports about a business combination and its effects. The Topic mandates: (i) how the acquirer recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (ii) what information to disclose in its financial reports and; (iii) recognition and measurement criteria for goodwill acquired. This Topic is effective for any acquisitions made on or after December 15, 2008. The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures.

FASB ASC TOPIC 810 - "Noncontrolling Interests." The objective of this Topic is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and; (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Topic is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures.

FASB ASC TOPIC 815 - "Derivatives and Hedging." The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This Topic requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Topic is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures

FASB ASC TOPIC 855 - "Subsequent Events."  In May 2009, the FASB issued Topic 855, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Topic sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Topic should be applied to the accounting and disclosure of subsequent events. This Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This Topic was effective for interim and annual periods ending after June 15, 2009.

FASB ASC TOPIC 944 - "Financial Services - Insurance." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred. This Topic requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Topic is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures.

In February 2010, the FASB issued ASU 2010-09-Subsequent Event (Topic 855) Amendments to certain recognition and disclosure requirements.  ASU 2010-09 removes the requirements for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  The Company adopted ASU 2010-09 in February 2010 and did not disclose the date through which subsequent events have been evaluated.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010
3.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements (cont'd)

FASB ASC TOPIC 105 - "The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles." In June 2009, the FASB issued Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This Topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. This Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  References made to authoritative FASB guidance throughout the consolidated financial statements have been updated to the applicable codification section.

FASB ASC TOPIC 320 - "Recognition and Presentation of Other-Than-Temporary Impairments."   In April 2009, the FASB issued Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Topic is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures.

FASB ASC TOPIC 860 - "Accounting for Transfer of Financial Assets and Extinguishment of Liabilities."  In June 2009, the FASB issued additional guidance under Topic 860 which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.  The adoption of this Topic is not expected to have a material impact on the Company's financial statements and disclosures.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010

3.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements (cont'd)

FASB ASC TOPIC 810 - "Consolidation of Variables Interest and Special Purpose Entities."  In June 2009, the FASB issued Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (ii) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. This Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both. This Topic is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The adoption of this Topic is not expected to have a material impact on the Company's financial statements and disclosures.

FASB ASC TOPIC 820 - "Fair Value measurement and Disclosures", an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, "Fair Value Measurements and Disclosures". Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity's measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor's ability to redeem its investments at the measurement date, any unfunded commitment, and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity's measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.  The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures.

FASB ASC TOPIC 740 - "Income Taxes", an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this Update did not have a material impact on the Company's financial statements and disclosures.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010
4.	Mineral Properties

Pursuant to an agreement dated April 12, 2007 and effective on May 7, 2007, the Company agreed to the terms and conditions of a mineral property acquisition agreement between the Company and various third parties pursuant to which the vendors agreed to transfer a 100% undivided legal, beneficial and registerable interest in and to six separate mineral property projects, totaling approximately 28,173 acres in Chile, 6,672 acres in Mexico, and a further 5,224 acres located in Peru (the "Mineral Property Acquisition Agreement").

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

The Company has been concentrating its exploration initiatives primarily in Peru on its Yura gold prospect located near Arequipa, Peru and on its Don Beno gold and copper project near Copiapo, Chile.

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

The Company has impaired acquisition costs in the amount of $311,406 (net of deferred tax recovery of $160,423) during the year ended April 30, 2009 related to certain Mexican and Chilean properties not explored to date combined with management's expectation of exploration priorities on certain of its targets in Chile and Peru, given current market conditions and lack of exploration funds. In addition, the Company has impaired acquisition costs in the amount of $164,989 (net of deferred tax recovery of $56,096) during the year ended April 30, 2009 related to a certain Chilean property where annual claims renewal has not be effected, notwithstanding management's intention to do so. The Company intends to keep all properties impaired during the year ended April 30, 2009 held in good standing for future exploration and development.

On November 24, 2009, the Company finalized the acquisition of twelve property mineral exploration concessions covering nearly 3,600 hectares in a precious metals project known as Piedra Parada , and eight mineral exploration concessions encompassing roughly 2,300 hectares at the Fritis precious metals project, both located in Chile's Atacama Region III, for the issuance of 19,400,000 restricted shares of common stock. The transaction was valued at $9,700,000 based on a price of $0.50 per share. The Company granted to one of the vending parties, in which the Company's Chairman and VP Business Development is a 50% owner and co-managing partner, a 2% net smelter return royalty ("NSR") on the proceeds of any production from each of the properties capped at $6,000,000 at each property, one-half of which at each property can be repurchased by the Company at any time before commencement of any production at that property for the sum of $2,000,000. In connection with the Piedra Parada concessions, the Company acquired to right to receive $2,000 lease payments per month from Pan American Lithium Corp, a company with a director and officer in common.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010
4.	Mineral Properties (continued)

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

During the year ended April 30, 2010, the Company took additional impairment charges of $474,926 related to the Don Beno property in Chile and $160,978 related to the Yura property in Peru due to lack of funding and exploration activities. The Company intends to keep the properties in good standing for future exploration.

Expensed mineral exploration costs by area of exploration for the years ended April 30, 2010 and 2009 were as follows:

	2010	2009
Chile
Drilling	$-	$285,137
Field supplies	3,980	58,870
Geological, mapping and survey	83,492	621,271
Property maintenance	22,986	133,908
Site administration	342,417	479,063
Travel	37,535	80,849
	490,410	1,659,098
Peru
Field supplies	-	-
Geological, mapping and survey	-	-
Property maintenance	-	6,597
Site administration	33,750	62,217
Travel	-	4,033
	33,750	72,847
Mexico
Geological, mapping and survey	-	-
Property maintenance	-	9,111
Site administration	15,000	48,200
	15,000	57,311
Total	$539,160	$1,789,256

The Company shares operating offices in Chile, Peru, and Tucson, AZ with Pacific Copper Corp. (Pacific Copper), a Delaware public company.  Certain directors and management of the Company also act as officers, directors, and management of Pacific Copper (refer to Note 6).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010
5.	Equipment

Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.

	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
	2010	2010	2010	2009
North America
Computers	$7,020	$6,408	$612	$2,082
South America
Computers	3,315	2,694	621	1,727
Furniture	12,639	6,297	6,342	8,919
Exploration equipment	14,204	7,809	6,395	9,438
Vehicles	105,752	47,879	57,873	78,727
Earth moving equipment	159,999	91,997	68,002	238,412
	295,909	156,676	139,233	337,223

Total	$302,929	$163,084	$139,845	$339,305

6.	Related Party Transactions

During the year ended April 30, 2010, the Company incurred the following amounts to officers, directors, and other related parties to the Company:

a)

incurred $90,000 (2009: $84,000) to a director and officer of the Company for geological services rendered of which $100,347 (2009: $85,370) was owed this director at April 30, 2010 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs;

b)

incurred to a director and officer of the Company $90,000 (2009: $90,000) for management of South American exploration with such costs recorded as mineral exploration costs. At April 30, 2010, $512,359 (2009: $504,007) was owed to this director for unpaid fees and reimbursement of expenses;

c)

incurred to a director and officer of the Company $141,377 (2009: $151,278) for management services with respect to the administration of the Company of which $152,271 (2009: $26,809) was owed to this officer at April 30, 2010 for unpaid services and reimbursement of expenses;

	d)	paid an officer of the Company $37,706 (2009: $27,167) for administrative services;
e)

the Company incurred a total of $316,272 (2009: $1,048,408) to a private Chilean company that provides exploration services to the Company in Chile and has a director in common, with such costs recorded as exploration costs in Chile, South America and of which $197,272 (2009: $918,408) was owing at April 30, 2010.

During the year ended April 30, 2010, the Company participated in a cost sharing arrangement with another public company, Pacific Copper that has two directors in common with the Company and shares South American operating offices. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. During the year ended April 30, 2009 Pacific Copper loaned the Company $430,000 secured by non-interest bearing promissory notes of which $160,000 was owing at year end (Note 6).

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in lease payments from Pan American Lithium Corp. (Pan American) in connection with the Piedra Parada concessions. Pan American has one director and two officers in common with the Company. During the year ended April 30, 2010 the Company received payments totaling $24,000 from Pan American of which $10,000 relates to the period after April 30, 2010. The $10,000 is shown as an amount owing to Pan American (Note 3).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010
6.	Related Party Transactions - continued

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

7.	Convertible and Promissory Notes

Convertible Notes

On October 31, 2008, the Company issued a $200,000 6% convertible note with a term to October 31, 2010 convertible into units at $3.20 per unit for a period of two years.  Each unit is comprised of one common share and one share purchase warrant exercisable for at $5 per share for a two year term from the date of conversion. The convertible debt was allocated between its debt and equity components on a relative fair value basis with the fair value of the debt portion ($115,974) being determined based on an estimated fair value discount rate of 15% and the fair value of the equity portion ($84,026) being determined using the Black-Scholes pricing model for the embedded share and warrant issuable upon conversion, and utilizing an expected life of 2 years, a risk free interest rate average of 1.56%, a dividend yield of 0%, and an expected volatility of 140%.  On October 31, 2010, the parties to the convertible note changed the conversion rights of accrued interest and principal to enable conversion by the holder at the rate of US$0.40 per post consolidation share without the requirement for issuance of warrants on conversion. The Company will record further interest expense above the stated 6% per annum rate over the term of the convertible note of $84,026 resulting from the difference between the stated value and carrying value at the date of issuance using the effective interest rate method.  At April 30, 2010, $89,670 in accretion interest has been recorded corresponding to an aggregate convertible note carrying value at that date of $162,969.

Promissory Notes

During the year ended April 30, 2009, the Company borrowed $437,000 from an unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing. During the year ended April 30, 2010, the Company borrowed an additional $114,833 from this unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. At April 30, 2010 the balance owing including interest was $326,069 (April 30, 2009: $458,471).

During the year ended April 30, 2009, the Company borrowed $48,529 from an unrelated company by way of promissory notes bearing interest at a rate of 8% per annum and due six months from signing. During the year ended April 30, 2010, the Company borrowed an additional $19,000 from this unrelated company by way of a promissory note bearing interest at 8% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. At April 30, 2010, the balance owing including interest was $40,972 (April 30, 2009: $50,841).

During the year ended April 30, 2010, the Company borrowed $32,000 at 8% interest from unrelated companies. At April 30, 2010, the balance owing including interest was $33,550 (April 30, 2009: $0)

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010

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

Between November 18, 2009 and December 9, 2009, the Company issued 290,000 common shares to unrelated parties in private placements in the aggregate amount of $145,000 at a price of $0.50 per share and 290,000 common share purchase warrants at a price of $.75 exercisable within 24 months of the share issue date.

On December 8, 2009 the Company issued 19,400,000 shares of common stock to various related and unrelated parties valued in the aggregate amount of $9,700,000 at a price of $0.50 per share in exchange for certain mineral properties in Chile. 7,770,000 of the shares were issued to a related company with a director in common.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010
8.	Capital Stock (continued)

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

Between November 9, 2009 and December 9, 2009, and in connection with a private placement, the Company issued in two tranches a total of 290,000 warrants to purchase common shares stock at a price of $0.75 until 24 months following the issue date. The fair value of these warrants at the date of grant of $85,181 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.41%, a dividend yield of 0%, and an expected volatility of 304.93%,

Between November 9, 2009 and December 9, 2009 in connection with a private placement, the Company issued 16, 800 broker warrants to purchase common shares at a price of $0.75 until 24 months following the issue date.

The fair value of these warrants at the date of grant of $4,953 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.41%, a dividend yield of 0%, and an expected volatility of 304.93%.

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007	-	-	-
Granted during the year	436,060	21.37	2.00
Balance, April 30, 2008	436,060	21.37	1.22
Granted during the year	-	-	-
Balance, April 30, 2009	436,060	21.37	0.22
Granted during the year	306,800	.75	1.58
Expired during the year	(436,060)	14.00	-
Balance, April 30, 2010	306,800	.75	1.58

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
April 30, 2010

9.	Commitments and Contingencies

On May 1, 2007, the Company entered into a corporate support services agreement effective January 1, 2007 with a third party to perform office and administrative services for approximately $12,000 per month.

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company with two directors in common with the Company), to pay for the entire lease relating to the Company's Tucson, Arizona office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at April 30, 2010, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and subsequently moved offices. The potential liability, if any, as a result of the lessee's default due to joint and severable provisions relating to the lease guarantee is presently not determinable and negotiations by the lessee to settle this potential liability with the landlord are ongoing.

On January 20, 2010 a vendor entered into a contract with the Company to provide financing and capital markets advisory services with the goal of raising equity funding for the Company. The term of the contract is from signing until January 31, 2011 and automatically renews in 90 day increments unless and until cancelled by either party. In consideration the Company agreed to pay the vendor a retainer fee of $10,000 plus 8% of any equity financing secured by the vendor. In the event the equity financing occurs with an entity introduced by certain excluded entities, the fee is reduced to 3%. In addition, the Company has agreed to issue the vendor share purchase warrants equal to 10% of the securities sold in such equity financing at a price of $0.70 and expiry date which is 3 years from the issue date. In the event the vendor secures debt financing, the fees paid to the vendor are as follows; 8% of the first $2,000,000, plus 6% of proceeds between, $2,000,001 and $7,000,000 if any, plus 4% of proceeds in excess of $7,000,000 if any.

The Company has entered into an Asset Purchase Agreement dated February 22, 2010, with two vending parties to acquire a 100% interest in three property mineral exploration concessions covering approximately 1,500 hectares as an extension to the Company's existing Yura gold prospect located 30 kilometers west of Arequipa, Peru (the "Fortuna Properties"). The Fortuna Properties target precious metals and are comprised of three concessions that are accessible year round via paved highway and improved roads. The Company's VP Business Development and Chairman is an indirect minority shareholder of one of the vending parties.

Subject to final due diligence, the lifting of a Cease Trade Order effective only in British Columbia, Canada, and other customary closing conditions, the Company plans to (i) issue 6,000,000 restricted shares of its common stock to the Vending Parties; (ii) pay to the Vending Parties $100,000 prior to the closing of the acquisition, $125,000 at the closing date, and $100,000 six months from the closing date; and (iii) grant to the Vending Parties, a 2.5% net smelter return ("NSR") royalty on the proceeds of any production from the Fortuna Properties capped at $20,000,000, 1.5% of which can be repurchased by the Company at any time before commencement of any production for the sum of $8,000,000. The NSR also calls for an advance minimum yearly payment of $100,000 to the Vending Parties, which amounts are credited against any royalties ultimately payable.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010
10.	Non-cash Investing and Financing Activities

The Company's non-cash investing and financing activities during the year ended April 30, 2010, were as follows:
	Shares issued for acquisition of mineral properties Shares issued in settlement of amounts owing to related parties, debt holders and suppliers	$9,700,000 $1,746,607.

11.	Income Taxes

Except as otherwise noted, there were no temporary differences related to the Company's assets and liabilities nor other temporary differences that result in deferred tax assets nor liabilities. The Company's deferred tax assets which may be available to reduce future year's taxable income include the Company's net operating loss carry-forwards of approximately $4,005,000 (2009 - $2,394,000); tax deductions for equipment in excess of those for accounting of approximately $8,000 (2009 - $Nil); tax deductions for mineral property acquisition costs in excess those for accounting of approximately $3,298,000 (2009 - $Nil); and other deductions which may be available to reduce future year's taxable income of approximately $136,000 (2009 - $136,000). The Company's deferred tax liabilities include accounting deductions for equipment in excess of those for tax of approximately $Nil (2009 - $45,000) and non-deductible mineral property acquisition costs of approximately $Nil (2009 - $636,000). The net operating loss carry-forwards will expire, if not utilized, commencing in 2024.  Management believes that the realization of the benefits from the deferred tax assets beyond the amount required to offset the equipment deferred tax liability, is uncertain due to the Company's limited operating history and continuing losses.  Accordingly, a deferred tax asset valuation allowance has been provided.

 The significant components of the Company's deferred income tax assets and liabilities at April 30 are as follows:

	2010	2009
Deferred tax assets
Non-capital losses	$1,361,621	$813,957
Equipment	2,820	-
Mineral property acquisition costs	3,297,999	-
Other	46,325	$46,325
	4,708,765	860,282
Less: valuation allowance	(4,708,765)	(845,128)

Net deferred tax assets	-	15,154

Deferred tax liabilities
Equipment	-	(15,154)
Mineral property acquisition costs	-	(216,208)

	-	(231,362)

Total deferred tax assets (liabilities)	$-	$(216,208)

The provision for income tax differs from the amount computed by applying statutory tax rates to earnings (loss) before income taxes. The difference results from the following:

	2010	2009

Net loss before income taxes	$(11,886,529)	$(3,629,453)
Statutory tax rate	34%	34%

Expected tax expense (recovery)	(4,041,420)	(1,234,014)
Items not deductible for tax purposes	11,810	608,503
Change in valuation allowance	3,813,402	408,992

Deferred income tax provision (recovery)	$(216,208)	$(216,519)

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010
11.	Income Taxes (continued)

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

12.	Segmented Information

	North America	South America and Mexico	Consolidated
April 30, 2010
Segmented revenue	$-	$-	$-
Segmented loss	$722,563	$10,947,758	$11,670,321
Identifiable assets	$37,730	$139,241	$176,971
April 30, 2009
Segmented revenue	$-	$-	$-
Segmented loss	$1,203,380	$2,209,554	$3,412,934
Identifiable assets	$15,861	$969,911	$985,772

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010
13	Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, promissory notes payable, and due to related parties. The carrying amounts of these financial instruments are a reasonable estimate of their fair values because of their current nature.

The following table summarizes information regarding the carrying values of the Company's financial instruments:

	2010	2009

Held for trading (i)	$34,790	4,485
Other financial liabilities (ii)	2,125,042	2,697,765

(i)     Cash

(ii)    Accounts payable and accrued liabilities, promissory notes payable, and due to related parties

Fair values

The Company classifies its fair value measurements in accordance with an established hierarchy that prioritizes the inputs in valuation techniques used to measure fair value as follows:

Level 1 -            Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 -            Inputs other than quoted prices that are observable for the asset or liability either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3 -            Inputs that are not based on observable market date.

The following table sets forth the Company's financial instruments as of April 30, 2010, measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

Cash	$34,790	-	-	34,790
Total assets	$34,790	-	-	34,790

Accounts payable and accrued liabilities	$-	-	592,202	592,202
Promissory notes payable	-	-	400,591	400,591
Due to related parties	-	-	1,132,249	1,132,249
Total other financial liabilities	$-	-	2,125,042	2,125,042

The following table sets forth the Company's financial instruments as of April 30, 2009, measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

Cash	$4,485	-	-	4,485
Total assets	$4,485	-	-	4,485

Accounts payable and accrued liabilities	$-	-	456,859	456,859
Promissory notes payable	-	-	706,312	706,312
Due to related parties	-	-	1,534,594	1,534,594
Total other financial liabilities	$-	-	2,697,765	2,697,765

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2010

14	Subsequent Events

Subsequent to April 30, 2010, the Company repaid $19,834 to a related company for amounts owed under unsecured, non-interest bearing promissory notes.

Subsequent to April 30, 2010, the Company borrowed $35,000 from an unrelated company and issued promissory notes bearing interest at 10%.

Subsequent to April 30, 2010, the Company entered into an escrow agreement with third parties for the purpose of holding  securities in connection with a potential non-brokered private placement.

Subsequent to April 30, 2010, the Company decided not to go forward with exploration on two Chilean projects, Costa Rican and Rio Sur due to other properties taking precedence in priority.

Subsequent to April 30, 2010, the British Columbia Securities Commission lifted a Cease Trade Order which it had placed on the Company on December 11, 2009.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in our Current Report on Form 8-K filed with the SEC on December 4, 2009, the Company, pursuant to unanimous written consent resolutions of the audit committee of the Company dated November 12, 2009, agreed to engage Schwartz Levitsky Feldman LLP ("SLF") as its principal independent registered public accounting firm.  Concurrent with this appointment, the Company accepted the resignation of Dale Matheson Carr-Hilton Labonte LLP ("DMCL").  The decision to change its principal independent registered public accounting firm was been approved by the Company's audit committee as reflected above.

The report of DMCL on the Company's financial statements for fiscal years ended April 30, 2009 and April 30, 2008 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to the ability of the Company to continue as a going concern.  During the Company's fiscal year ended April 30, 2009, and during the subsequent period through to the date of DMCL's resignation, there were no disagreements between the Company and DMCL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference thereto in its report on the Company's audited financial statements.

ITEM 9A.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of April 30, 2010, the end of our fiscal year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this annual report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

As of April  30, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were somewhat effective but not by all criteria utilized.  Therefore conclusions were that internal control over financial reporting was not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. To some degree however, a mitigating factor was the relatively minor scale of operations during the year that did not warrant a more elaborate system to reduce risks further, and a concentration on exploration initiatives in Chile while only maintenance initiatives that were prevalent on the Company's prospects in Peru and Mexico.

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

(4)	a lack of country specific controls and written protocols leading to timely reporting of previously budgeted expenditures; and
(5)	ineffective controls over period end financial close and reporting processes.

The aforementioned material weaknesses were identified by the Company's Chief Executive Officer / Chief Financial Officer in connection with the preparation of our financial statements as of April 30, 2010 and communicated the matters to our management and board of directors.

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

This Annual Report does not include an attestation report of our registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during fiscal year ended April 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Andrew Brodkey	54	President/Chief Executive Officer and a Director
Jas Butalia	61	Chief Financial Officer and a Director
David Hackman	68	Vice President of Exploration and a Director
Harold Gardner	54	Chief Operating Officer/Vice President of Business Development and a Director
Jodi Henderson	36	Secretary/Treasurer
Paul Brock	46	Director
Federico Diaz	57	Director
Rene Ramirez	58	Director

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

Andrew Brodkey. Mr. Brodkey has been our President/Chief Executive Officer and a director since February 18, 2008. Mr. Brodkey is a mining engineer and a lawyer, graduating with distinction with a B.S. in Mining Engineering from the University of Arizona in 1979, and a law degree cum laude from Creighton University in 1982. He worked at the Denver, Colorado law firm of Gorsuch, Kirgis, Campbell, Walker and Grover as an associate specializing in natural resources and environmental law from 1982 until 1987. Subsequently, Mr. Brodkey joined Magma Copper Company, a NYSE-traded mining company in 1987, where he held various positions, eventually succeeding to the role of Vice President and General Counsel in 1992. Following Magma's acquisition by BHP Cooper Inc. in 1996, he remained in a senior legal position with BHP Copper Inc., and in 2000 moved to the position of Vice President of Business Development for BHP Copper.  Since 2002 after departing from BHP Copper Inc., Mr. Brodkey has held the title of Managing Director of the International Mining & Metals Group of CB Richard Ellis, Inc., where he was principally accountable for creating and building the mining dispositional practice of CBRE, the world's largest commercial transactor. Mr. Brodkey is also a director and officer of Pacific Copper Corp., a public company exploring copper properties in Chile and Peru. Operating synergies exist between Pacific Copper and Zoro Mining Corp. Mr. Brodkey is also CEO and a director of Pan American Lithium Corp., a mineral exploration company traded on the Toronto Stock Venture Exchange (TSX-V: PL). The Company's Board of Directors has determined that Mr. Brodkey should serve as a director given mining, business and legal background.

Jas Butalia. Mr. Butalia has been our Chief Financial Officer and a director since May 21, 2007. Mr. Butalia has over twenty-five years experience involving Canadian and international tax consultation and planning including, but not limited to, corporate and personal taxation, mergers and acquisitions, U.S. taxation, structuring of inbound and outbound transactions, and structuring of tax planning for individuals pertaining to offshore structures. Mr. Butalia was a tax consultation practitioner from 1976 to 2003 with BDO Dunwoody LLP, including partner from 1979. During January 2004, Mr. Butalia retired from BDO Dunwoody LLP, and currently practices as an independent tax consultant. Mr. Butalia served four years on the tax committee of BDO Dunwoody LLP, including chairman, and also served four years on the tax committee of the Institute of Chartered Accountants of British Columbia. He has authored a paper for the British Columbia Tax Conference hosted by the Canadian Tax Foundation and has written income tax courses and presented seminars for the Professional Development program of the Instituted Chartered Accountants of British Columbia and the Institute of Chartered Accountants of Alberta, and been a tutorial leader for over five years at the School of Chartered Accountancy of the Institute of Chartered Accountants of British Columbia. Mr. Butalia received a degree from the Institute of Chartered Accountants of British Columbia in 1974 and from the Institute of Chartered Accountants of Alberta in 1989. Mr. Butalia also serves on the board of directors of Uranium International Corp, trading on the OTC Bulletin Board. Mr. Butalia is also involved in volunteering for community services to the Professional Advisory Committee of The Calgary Foundation and the Strategic Planning Committee of the Bethany Care Society in Calgary, Alberta, Canada. The Company's Board of Directors has determined that Mr. Butalia should serve as a director given his accounting and business background.

David Hackman. Dr. Hackman has been our Vice-President of Exploration and a director since May 1, 2007. From January 1996 to June 2000, Dr. Hackman was the vice president of exploration, and the president and a director of Silver Eagle Resources Ltd., an exploration stage mining company. Prior to that, Dr. Hackman worked in the mineral exploration and mine development industry since 1971. Dr. Hackman holds a Bachelor of Science degree in geophysical engineering from Colorado School of Mines (1964), a Master of Science degree in geological engineering from the University of Arizona (1971), and a Doctor of Philosophy degree in geological engineering from the University of Arizona (1982). Dr. Hackman is also a member of the board of directors of Pacific Copper Corp. (a Delaware corporation that is a reporting company trading on the OTCBB) and on December 4, 2009 became the VP of Exploration for Pan American Lithium Corp. (a British Columbia corporation that is listed on the TSX Venture Exchange.) . Previously, Dr. Hackman served on the board of directors of Snowdon Resources Corp. from March 2006 to December 2009 (a Nevada corporation that is a reporting public company trading on the OTCBB) and War Eagle Mining Company, Inc. from September 2004 to March 2009 (a British Columbia corporation that is listed on the TSX Venture Exchange. Dr. Hackman is neither a director nor an officer of any other reporting company. The Company's Board of Directors has determined that Mr. Hackman should serve as a director given his experience in the mining and mineral exploration sector.

Harold Gardner. Mr. Gardner was our prior President/Chief Executive Officer resigning effective February 18, 2008. He continues to serve as Chief Operating Officer and Vice President of Business Development and as a member of our Board of Directors since his appointment May 1, 2007. Mr. Gardner has over twenty-five years of experience in the mining and mineral exploration industry in both the United States and South America. From 2003 to present, Mr. Gardner has served as an officer and director of Gareste Limitada, a Chilean mineral exploration and development company. From 2004 to present he has served as an officer and director of each of PGM Internacional and Aravena S.A., both of which are Mexican mineral exploration and development companies. From 1999 to present, Mr. Gardner has served as an officer, director and consultant to Boulder Resources S.A., a Peruvian mineral exploration and plant construction company. In addition, Mr. Gardner currently serves as an investment and mining consultant to several privately held U.S. companies: Taggart Industries (a Nevada-based investment fund), ZZYZZX Ltd. (a California-based investment trust) and Chile Gold Ltd. (a private consortium of investors based in Colorado). Dr. Gardner is also a member of the board of directors of Pacific Copper Corp. (a Delaware corporation that is a reporting company trading on the OTCBB). Mr. Gardner is neither a director nor an officer of any other reporting company. The Company's Board of Directors has determined that Mr. Gardner should serve as a director given his experience in the mining and mineral exploration sector in the United States and South America.

Jodi Henderson. Ms. Henderson has been our Secretary/Treasurer since March 31, 2008. Ms. Henderson has been engaged in the management of publicly held companies for approximately ten years during which she has gained board, administration and finance management experience. From approximately September 2007 to the current date, Ms. Henderson is the director of operations for Kriyah Consultants, LLC, an administration company that manages publicly held mining exploration companies. Prior to her appointment to Kriyah Consultants, Inc. and during 2006, she managed the administration and marketing for the International Mining & Metals Group of CB Richard Ellis. Ms. Henderson was also a director for the Tucson Museum of Art from 2002 to 2005. Ms. Henderson received a degree in applied mathematics from Indiana State University. Ms. Henderson is an officer of Pacific Copper Corp. (a Delaware corporation that is a reporting company trading on the OTCBB) and Pan American Lithium Corp (a British Columbia corporation that is a reporting company trading on the TSX Venture Exchange.)

Paul D. Brock. Mr. Brock was our prior President, Chief Executive Officer, Treasurer, Principal Accounting Officer, and Principal Financial Officer from April 2004 to May 18, 2007. He continues to serve as a director since his appointment in April 2004. Mr. Brock is a management consultant and currently the president of Bent International Inc., a private company engaged in International Business and Trade consulting.  Mr. Brock served as President of VendTek Systems Inc. from December 1988 to June 2006.  He resigned as Chairman of VendTek in 2008 and remains a director of VendTek today.   Mr. Brock is a graduate of the British Columbia Institute of Technology's Robotics and Automation Technology Program and a graduate of Simon Fraser University's Executive Management Development Program.  Mr. Brock is a professionally accredited director with the Canadian Institute of Charters Secretaries and Administrators (ICSA) and a member in good standing of the professional association of the Applied Science Technologists of British Columbia since 1998. In addition, Mr. Brock is a director of Power Air Corporation, Silica Resources Corp., and Omnicity Corp. which are reporting companies under the Exchange Act. The Company's Board of Directors has determined that Mr. Brock should serve as a director given his involvement with our Company since inception and his business experience.

Rene Ramirez. Mr. Ramirez has been a member of our Board of Directors since February 18, 2008. Mr. Ramirez holds a Masters of Business Administration degree from CETYS University, Mexicali, and a Bachelor of Science degree in Electrical Mechanical Engineering from Universidad de Guadalajara, Mexico.  From 1992 until recently, he was the Plant Manager with Grupo Industrial DIBOGA, a company in Mexico manufacturing roofing products and asphalt emulsions, and has previously served as plant either plant, production, or engineering manager to a number of automotive parts manufactures in Mexico, including Allied Signal Automotive, Kenworth Mexicana, S.A., and Ruedas y Estampados, S.A.  Mr. Ramirez has significant training and experience in plant management, process engineering, and production that is applicable to Zoro's future intended mining and milling operations. The Company's Board of Directors has determined that Mr. Ramirez should serve as a director given his business experience in Mexico and his specific training and experience in plant management, process engineering and production.

Federico Diaz. Mr. Diaz has been a member of our Board of Directors since February 18, 2008. Mr. Diaz is the owner and president of Industrias Zahori S.A. de C.V., a private-held manufacturer of products for the roofing and waterproofing industries.  With 400 employees, a manufacturing plant in Mexicali, seven warehouses in the U.S. and Mexico, and a full trucking fleet, Industrias Zahori serves markets in the U.S. and Mexico. Mr. Diaz holds both a Masters in Business Administration from Kansas State University and a Bachelor of Business Administration degree from CETUS Universidad in Mexicali, Mexico. He is also an officer in several charitable organizations, has involvement in a range of education, community, and city development organizations from his home in Mexicali, Mexico, and serves as director on several boards, including BANAMEX, and Banco Serfin, two of the leading banks in Mexico. The Company's Board of Directors has determined that Mr. Diaz should serve as a director given his business experience in Mexico.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Involvement In Certain Legal Proceedings

To the best of our knowledge and belief, none of our directors or executive officers have been involved in any of the following events during the past ten years that is material to an evaluation of the ability of such person to serve as an executive officer or director of our Company:

1.    a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.    such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.    such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)   acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)  engaging in any type of business practice; or

(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.    such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3(i) above, or to be associated with persons engaged in any such activity;

5.    such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.    such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.    such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)   any Federal or State securities or commodities law or regulation;

(ii)  any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.    such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the United States Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

The Company is not aware of any material legal proceedings in which any of the following persons is a party adverse to the Company or has a material interest adverse to the Company: (a) any current director, officer, or affiliate of the Company, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company; (b) any person proposed for appointment or election as a director or officer of our Company; or (c) any associate of any such person.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended April 30, 2010, except as follows.
Name and Principal Position	Relationship to Company	Number of Late Reports	Transactions Not Timely Reported
Andrew Brodkey	President, CEO and Director	1	1
David Hackman	VP Exploration and Director	1	1
Harold Gardner	COO, VP Business Development and Director	2	4
Federico Diaz	Director	1	2
Rene Ramirez	Director	1	Nil
Sociedad Gareste Limitada	10% Shareholder	1	1
West Peak Ventures of Canada Ltd.	Former 10% Shareholder	1	2

CODE OF ETHICS

The Company adopted a Code of Business Conduct on February 7, 2008 that incorporates criteria for ethical business practices that applies to our officers, directors and employees. A copy of our Code of Business Conduct is included as an exhibit to this Report.

AUDIT COMMITTEE

Our Board of Directors has established an audit committee. The audit committee was organized on February 7, 2008 and operates under a written charter adopted by our Board of Directors. The members of the audit committee are Mr. Paul Brock, Mr. Federico Diaz, Mr. Rene Ramirez and Mr. Jas Butalia. All members of the audit committee are deemed as independent with Mr. Jas Butalia being a financial expert with 25 years of experience in international tax planning and finance.

ITEM 11.           EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer during the years ended April 30, 2010 and 2009 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year ended April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Andrew Brodkey,
President and	2010	-0-	-0-	-0-	-0-	-0-	-0-	$141,377	$141,377
CEO (1)	2009	-0-	-0-	-0-	-0-	-0-	-0-	$151,278	$151,278

David Hackman,
Vice President of	2010	-0-	-0-	-0-	-0-	-0-	-0-	$90,000	$90,000
Exploration (2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	$84,000	$84,000

Harold Gardner,
Chief Operating	2010	-0-	-0-	-0-	-0-	-0-	-0-	$90,000	$90,000
Officer (3)	2009	-0-	-0-	-0-	-0-	-0-	-0-	$90,000	$90,000

(1)   During fiscal years ended April 30, 2010 and 2009, an aggregate of $141,377 and $151,278, respectively, was incurred for management services rendered in the United States regarding management of our interests.  As at April 30, 2010, $152,271 (2009: $26,809) remains due and owing to Mr. Brodkey.

(2)   During fiscal years ended April 30, 2010 and 2009, an aggregate of $90,000 and $84,000, respectively, was incurred payable to Dr. Hackman for geological services rendered, of which as at April 30, 2010, an aggregate of $100,347 (2009: $85,370) remains due and owing.

(3)   During fiscal years ended April 30, 2010 and 2009, an aggregate of $90,000 and $90,000, respectively, was incurred payable to Mr. Gardner for management of the exploration in South America, of which as at April 30, 2010, an aggregate of $512,359 (2009: $504,007) remains due and owing to Mr. Gardner.

OUTSTANDING EQUITY AWARDS AT APRIL 30, 2010

The following table sets forth information as at April 30, 2010 relating to outstanding equity awards that have been granted to the Named Executive Officers listed in the table above:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Andrew Brodkey	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

David Hackman	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

Harold Gardner	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

The following table sets forth information relating to compensation paid to our directors during fiscal year ended April 30, 2010:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Brodkey	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jas Butalia	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Hackman	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Harold Gardner	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Paul Brock	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Federico Diaz	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rene Ramirez	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Terry Schorn (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)   Mr. Schorn resigned as a director effective November 5, 2009.

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we have not entered into any contractual agreements with our executive officers or directors.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 28,401,536 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers (2)
Andrew Brodkey.	44,393	*
Jas Butalia	-0-	n/a
David Hackman	191,250	*
Harold Gardner	11,801,567(3)	41.6%
Paul Brock	50,000	*
Federico Diaz	38,700	*
Rene Ramirez	-0-	-0-
Jodi Henderson	-0-	-0-
All executive officers and directors as a group (8 persons)	12,125,910	42.7%
5% or Greater Shareholders:
Agosto Corporation Limited Catherine Christopher Building Wickhams Cay 1 Road Town, Tortola BVI	3,180,500	11.2%

 *   Less than one percent.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 28,401,536 shares issued and outstanding.

(2) Address for officers and directors is the Company's address: 3040 North Campbell Avenue #110, Tucson, Arizona 85719.

(3) This figure includes (i) 2,589,052 shares held directly, (ii) 40,000 shares held by Pro Business Trust, (iii) 7,770,000 shares held by Sociedad Gareste Limitada and (iv) 1,402,515 shares held by Integrity Capital Corp.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there are no transactions during our two most fiscal years ended April 30, 2009 and April 30, 2010, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company's total assets at year end for our last two completed years, in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

During the year ended April 30, 2010, the Company incurred the following amounts to officers, directors, and other related parties to the Company:

  incurred $90,000 (2009: $84,000) to Dr. Hackman, our Vice President of Explorations and a director, for geological services rendered of which $100,347 (2009: $85,370) was owed this director at April 30, 2010 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs;

  incurred to Harold Gardner, Chief Operating Officer/Vice President of Business Development and a director of the Company, $90,000 (2009: $90,000) for management of South American exploration with such costs recorded as mineral exploration costs.  At April 30, 2010, $512,359 (2009: $504,007) was owed to this director for unpaid fees and reimbursement of expenses;

  incurred to Mr. Brodkey, our President/Chief Executive Officer and a director of the Company, $141,377 (2009: $151,278) for management services with respect to the administration of the Company of which $152,271 (2009: $26,809) was owed to this officer at April 30, 2010 for unpaid services and reimbursement of expenses;

  paid to Ms. Jodi Henderson, our Secretary/Treasurer, $37,706 (2009: $27,167) for administrative services; and

  incurred a total of $316,272 (2009: $1,048,408) to Gareste LTDA, a private Chilean company ("Gareste"), that provides exploration services to the Company in Chile and has a director in common (Mr. Gardner), with such costs recorded as exploration costs in Chile, South America and of which $197,272 (2009: $918,408) was owing at April 30, 2010.

During the year ended April 30, 2010, the Company participated in a cost sharing arrangement with another public company, Pacific Copper that has two directors in common with the Company and shares South American operating offices. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. During the year ended April 30, 2009 Pacific Copper loaned the Company $430,000 secured by non-interest bearing promissory notes of which $160,000 was owing at April 30, 2010.

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in lease payments from Pan American Lithium Corp. (Pan American) in connection with the Piedra Parada concessions. Pan American Lithium has two officers in common with the Company and shares South American operation offices. During the year ended April 30, 2010 the Company received payments totaling $24,000 from Pan American of which $10,000 relates to the period after April 30, 2010. The $10,000 is shown as an amount owing to Pan American.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered to us by our auditors for our fiscal years ended April 30, 2010 and April 30, 2009 are set forth below:

	Year Ended April 30, 2010	Year Ended April 30, 2009
Audit Fees	$ 46,733	$ 45,400
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 46,733	$ 45,400

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company's independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by our independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by our independent auditor which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee has approved all of the audit and permitted non-audit services performed by our independent auditor in the year ended April 30, 2010.

ITEM 15.           EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document

3.1	Articles of Incorporation (1)

3.1.2	Certificate of Change effective February 9, 2007 (2)

3.1.3	Articles of Merger effective March 19, 2007 (2)

3.1.4	Certificate of Change effective April 22, 2009 (3)

3.2	Bylaws (1)

10.1

Mineral Assets Option Agreement dated September 23, 2009 among each of Gareste Limitada, Twaine Assets SA, Agosto Corporation Limited, Yu Cui, Zhao Heng, Ye Bin, Sun Suzhuan, Chen Zou and Zoro Mining Corp. (4)

10.2	Asset Purchase Agreement dated February 22, 2010 between Zoro Mining Corp. and South American Inmobilaria S.A.C. and Donald Le Roy Stiles (5)

14.1	Code of Business Conduct

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Securities Exchange Act.

(1)   Incorporated by reference from Form SB-2 filed with the SEC on August 10, 2005.

(2)   Incorporated by reference from Form 8-A Registration Statement filed with the SEC on April 5, 2007.

(3)   Incorporated by reference from Form 8-K filed with the SEC on April 22, 2009.

(4)   Incorporated by reference from Form 8-K/A filed with the SEC on October 19, 2009.

(5)   Incorporated by reference from Form 8-K filed with the SEC on February 26, 2010.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZORO MINING CORP.

Dated: August 13, 2010	By:	"Andrew Brodkey"
Andrew Brodkey, President/Chief
Executive Officer

Dated: August 13, 2010	By:	"Jas Butalia"
Jas Butalia, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 13, 2010	By:	"Andrew Brodkey"
Andrew Brodkey Director

Dated: August 13, 2010	By:	"Jas Butalia"
Jas Butalia Director

Dated: August 13, 2010	By:	"David Hackman"
David Hackman Director

Dated: August 13, 2010	By:	"Harold Gardner"
Harold Gardner Director