Form 10-Q
period 2010-07-31
Zoro Mining Corp.
filed 2010-09-17
CIK 1329484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-52550

ZORO MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 North Campbell Avenue #110
Tucson, Arizona	85719
(Address of principal executive offices)	(Zip Code)

(520) 299-0390
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 28,401,536 shares of common stock as of September 15, 2010.

ZORO MINING CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
July 31, 2010

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended April 30, 2010, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Zoro Mining Corp. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Page

Interim Consolidated Balance Sheets as at July 31, 2010 (unaudited) and April 30, 2010 (audited)	4

Interim Consolidated Statements of Operations and Comprehensive Loss for the periods ended July 31, 2010 and July 31, 2009 and for the period from inception (April 20, 2004) to July 31, 2010	5

Interim Consolidated Statements of Cash Flows for the periods ended July 31, 2010 and July 31, 2009 and for the period from inception (April 20, 2004) to July 31, 2010	6

Interim Consolidated Statement of Stockholders’ Equity and Deficiency for the period from inception (April 20, 2004) to July 31, 2010	7

Condensed Notes to the Interim Consolidated Financial Statements	8

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets as at July 31, 2010 (unaudited) and April 30, 2010 (audited)
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

	July 31,	April 30,
	2010	2010
	$	$

CURRENT ASSETS
Cash	18,878	34,790
Other receivables	-	2,328

Total Current Assets	18,878	37,118

EQUIPMENT (Note 4)	125,046	139,845
MINERAL PROPERTIES (Note 3)	8	8

TOTAL ASSETS	143,932	176,971

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable and accrued liabilities	756,500	592,202
Promissory notes payable (Note 6)	459,337	400,591
Current portion of convertible note (Note 6)	191,370	-
Due to related parties (Note 5)	1,244,942	1,132,249

Total Current Liabilities	2,652,149	2,125,042

CONVERTIBLE NOTE (Note 6)	-	162,969
Total Liabilities	2,652,149	2,288,011

Stockholders’ Deficiency

Capital stock (Note 7)
180,000,000 common shares authorized, $0.00001 par value 28,401,536 shares issued and outstanding (April 30, 2010 – 28,401,536)	1,110	1,110
Additional paid-in capital	16,616,881	16,616,881
Equity component of convertible notes (Note 5)	126,701	126,701
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(19,287,409)	(18,890,232)

Total Stockholders’ Deficiency	(2,508,217)	(2,111,040)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	143,932	176,971

GOING CONCERN (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 8)
RELATED PARTY TRANSACTIONS (Note 5)
SUBSEQUENT EVENTS (NOTE 9)

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and comprehensive loss for the periods ended July 31, 2010 and July 31, 2009 and for the period from inception (April 20, 2004) to July 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

			From April 20,
	For the Three	For the Three	2004 (Date of
	Months Ended	Months Ended	Inception) to
	July 31, 2010	July 31, 2009	July 31, 2010
	$	$	$
Expenses
Bad Debt	-	-	136,250
Depreciation	14,799	26,710	271,358
Donated services	-	-	25,500
Filing and transfer agent fees	1,603	3,698	39,106
Impairment of mineral property costs	-	-	10,756,200
Management and administration fees (Note 5)	147,465	135,567	1,963,344
Mineral exploration costs (Note 3)	139,103	169,678	4,802,502
Office and general (Note 5)	56,488	70,875	1,026,408
Professional fees	37,719	11,820	574,886
	(397,177)	(418,348)	(19,595,554)
Other income
Federal income tax recovery	-	-	216,208
Gain on sale of fixed assets	-	-	23,891
Interest income	-	-	68,046

Net loss	(397,177)	(418,348)	(19,287,409)

Basic and diluted loss per common share	(0.01)	(0.10)

Weighted average number of common shares outstanding - basic and diluted	28,401,536	4,344,446

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows for the periods ended July 31, 2010 and July 31, 2009 and for the period from inception (April 20, 2004) to July 31, 2010
Amounts Expressed in U.S. dollars
(Unaudited - Prepared by Management)

			From
	For the Three	For the Three	April 20, 2004
	Months	Months	(Date of
	Ended July 31,	Ended July 31,	Inception)
	2010	2009	to July 31,2010
	$	$	$

Cash Flows Used In Operating Activities

Net loss	(397,177)	(418,348)	(19,287,409)
Adjustments to reconcile net loss to cash used in operating activities:
Federal income tax recovery	-	-	(216,208)
Depreciation	14,799	26,710	271,358
Non-cash management fees	-	-	329,293
Accrued interest income	-	-	(11,250)
Accrued interest expense	17,028	25,250	184,734
Gain on sale of fixed assets	-	-	(23,891)
Accretion of interest on convertible note	28,401	11,876	118,071
Bad debt	-	-	136,250
Impairment of mineral properties	-	-	10,756,200
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in operating assets and liabilities:
Decrease (increase) in other receivables	2,328	1,118	-
Increase in due to related parties	104,064	223,699	2,224,027
Increase in accounts payable and accrued liabilities	154,645	107,884	890,264

Net Cash Used in Operating Activities	(75,912)	(21,811)	(4,594,061)

Cash Flows Used In Investing Activities
Purchase of equipment	-	-	(518,513)
Proceeds from Sale of Equipment	-	-	146,000
Loan receivable	-	-	(125,000)

Net Cash Used In Investing Activities	-	-	(497,513)

Cash Flows From Financing Activities
Promissory note payable	60,000	20,000	908,362
Convertible note	-	-	200,000
Proceeds from common stock issuances and subscriptions	-	-	4,002,090

Net Cash From Financing Activities	60,000	20,000	5,110,452

Increase (Decrease) in Cash	(15,912)	(1,811)	18,878

Cash – Beginning	34,790	4,485	–

Cash – Ending	18,878	2,674	18,878

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statement of Stockholders’ Equity and Deficiency
From April 20, 2004 (Date of Inception) to July 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

				Equity		Deficit
				Component		Accumulated
			Additional	Of	Common	During the
			Paid-in	Convertible	Stock	Exploration	Donated
	Common Stock		Capital	Debt	Subscriptions	Stage	Capital	Total
	#	$	$	$	$	$	$	$

Balance – April 20, 2004 (Date of Inception)	–	–	-	-	–	–	–	–
Issuance of common shares for cash at $.0002/share	7,200,000	1,440	(1,400)	-	(40)	–	–	–
Net loss for the period	–	–	–	-	–	(1,858)	–	(1,858)
Balance – April 30, 2004	7,200,000	1,440	(1,400)	-	(40)	(1,858)	–	(1,858)
Issuance of common shares for cash at $.0002/share	1,800,000	360	(350)	-	(10)	–	–	–
Share subscriptions received	–	–	–	-	40	–	–	40
Donated rent and services	–	–	–	-	–	–	10,500	10,500
Net loss for the year	–	–	–	-	–	(32,480)	–	(32,480)
Balance – April 30, 2005	9,000,000	1,800	(1,750)	-	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	–	–	–	-	10	–	–	10
Donated rent and services	–	–	–	-	–	–	12,000	12,000
Net loss for the year	–	–	–	-	–	(12,690)	–	(12,690)
Balance – April 30, 2006	9,000,000	1,800	(1,750)	-	–	(47,028)	22,500	(24,478)
Issuance of common shares for cash at $0.0544/share	1,822,500	364	100,886	-	–	–	–	101,250
Share subscriptions received	–	–	–	-	2,600,000	–	–	2,600,000
Donated rent and services	–	–	–	-	–	–	12,000	12,000
Net loss for the year	–	–	–	-	–	(220,450)	–	(220,450)
Balance – April 30, 2007	10,822,500	2,164	99,136	-	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit (Note 8(a))	157,514	32	3,765,908	-	(2,600,000)	–	–	1,165,940
Share cancellation (Note 8(a))	(6,642,500)	(1,328)	1,328	-	–	–	–	–
Fair value of warrants issued for mineral properties (Note 4)	–	–	840,000	-	–	–	–	840,000
Fair value of warrants issued for services (Note 8(b))	–	–	209,293	-	–	–	–	209,293
Net loss	–	–	–	-	–	(3,539,499)	–	(3,539,499)
Balance – April 30, 2008	4,337,514	868	4,915,665	-	–	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	-	-	-	-	120,000
Equity component of convertible note	-	-	-	84,026	-	-	-	84,026
Net loss	-	-	-	-	-	(3,412,934)	–	(3,412,934)
Balance – April 30, 2009	4,345,014	869	5,035,664	84,026	-	(7,219,911)	34,500	(2,064,852)
Shares issued in exchange for retirement of notes and other debt (Note 8)	4,366,522	45	1,746,563	-	-	-	-	1,746,608
FV adjustment on convertible note – (Note 7)				42,675				42,675
Shares issued for private placement at $0.50 per unit (Note 8)	290,000	3	134,847					134,850
Shares issued for mineral properties at $.50 (Note 8)	19,400,000	193	9,699,807					9,700,000
Net loss	-	-	-	-	-	(11,670,321)	–	(11,670,321)
Balance – April 30, 2010	28,401,536	1,110	16,616,881	126,701	-	(18,890,232)	34,500	(2,111,040)
Net loss	-	-	-	-	-	(397,177)	–	(397,177)
Balance – July 31, 2010	28,401,536	1,110	16,616,881	126,701	-	(19,287,409)	34,500	(2,508,217)

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009 (refer to Note 1).
The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

1.	Nature of Operations and Basis of Consolidation

Unaudited Interim Consolidated Financial Statements

The Company was incorporated in the State of Nevada on April 20, 2004 as Rochdale Mining Corporation. Effective on March 19, 2007, solely for the purposes of effecting a name change, the Company (as Rochdale Mining Corporation), merged with a new wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. The merger was in the form of a parent/ subsidiary merger, with the Company as the surviving corporation. Upon completion of the merger, the Company’s name was changed to “Zoro Mining Corp.” and the Company’s Articles of Incorporation have been amended to reflect this name change.

The Company’s common shares trade on the United States OTC Bulletin Board and on the Frankfurt Stock Exchange.

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are initially capitalized in accordance with the ASC 805-20-55-37, previously referenced as EITF 04-2 when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities –Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company assesses the carrying costs for impairment at each fiscal quarter end. The Company has determined that all property payments are impaired and accordingly has written off the acquisition costs to project expense.

Share Splits

On February 9, 2007 the Company increased the number of shares of the Company’s authorized share capital and correspondingly increased the number of its issued and outstanding common shares on a thirty-six (36) new shares for one (1) old share basis. As a result, the Company’s authorized share capital was increased from 100,000,000 common shares to 3,600,000,000 common shares, and the Company’s issued and outstanding common stock was increased from 6,012,500 common shares to 216,450,000 common shares.

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
July 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and ultimately the attainment of profitable operations. As at July 31, 2010, the Company has accumulated losses of $19,287,409 since inception and has a working capital deficiency of $2,633,271. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In conjunction with the April 22, 2009 reverse share consolidation, the Company plans to finance its activities utilizing debt and equity instruments that should be more favorably received by the investment community due to the corporate restructuring. On August 17, 2009 the Company settled some of its existing debts with equity in order to reduce current liabilities and improve the overall financial condition of the Company.

3.	Mineral Properties

Mineral exploration costs by area of exploration for the three months ended July 31, 2010 and 2009 were as follows:

	Three months	Three months
	ended July	ended July
	31, 2010	31, 2009
Chile
Drilling	$-	$-
Field supplies	625	-
Geological, mapping and survey	845	6,825
Property maintenance	224	8,815
Site administration	115,589	127,657
Travel	6,820	15,131
	124,103	158,428
Peru
Field supplies	-	-
Geological, mapping and survey	-	-
Property maintenance	-	-
Site administration	15,000	11,250
Travel	-	-
	15,000	11,250
Mexico
Geological, mapping and survey	-	-
Property maintenance	-	-
Site administration	-	-
	-	-
Total	$139,103	$169,678

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

4.	Equipment

Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.

		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	July 31,	July 31,	July 31,	April 30,
	2010	2010	2010	2010
North America
Computers	$7,020	$6,653	$367	$612
South America
Computers	3,315	2,918	397	621
Furniture	12,639	6,926	5,713	6,342
Exploration equipment	14,204	8,519	5,685	6,395
Vehicles	105,752	52,869	52,883	57,873
Earth moving equipment	159,999	99,998	60,001	68,002
	295,909	171,230	124,679	139,233

Total	$302,929	$177,883	$125,046	$139,845

5.	Related Party Transactions

During the three months ended July 31, 2010, the Company incurred the following amounts to officers, directors, and other related parties to the Company. All unpaid balances due to related parties are unsecured, and only cash advances may bear interest at stated rates of 8-10% per annum simple interest if formalized into promissory notes.

a)

incurred $22,500 (July 31, 2009: $22,500) to a director and officer of the Company for geological services rendered. An aggregate of $127,448 (April 30, 2010: $100,347) was owed this director at July 31, 2010 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs;

b)

incurred to a director and officer of the Company $22,500 (July 31, 2009: $22,500) for management of South American exploration with such costs recorded as mineral exploration costs. An aggregate of $549,812 (April 30, 2010: $512,359) was owed to this director for unpaid fees and reimbursement of expenses;

c)

incurred to a director and officer of the Company $35,344 (July 31, 2009: $37,745) for management services with respect to the administration of the Company. An aggregate of $187,716 (April 30, 2010: $152,271) was owed to this officer at July 31, 2010 for unpaid services and reimbursement of expenses;

	d)	paid an officer of the Company $10,283 (July 31, 2009: $10,283) for administrative services;

e)

the Company incurred a total of $63,529 (July 31, 2009: $109,846) to a private Chilean company with a director in common that provides exploration services to the Company in Chile, with such costs recorded as exploration costs in Chile, South America. An aggregate of $235,800 (April 30, 2010: $197,272) was owing at July 31, 2010.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

5. Related Party Transactions - continued

Company participates in a cost sharing arrangement with another public company, Pacific Copper that has two directors in common with the Company and shares South American operating offices. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. During the year ended April 30, 2009 Pacific Copper loaned the Company $430,000 secured by non-interest bearing promissory notes of which $140,166 was owing at as at July 31, 2010 (April 30, 2010: $160,000) (Note 6).

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in lease payments from Pan American Lithium Corp. (Pan American) in connection with the Piedra Parada concessions. Pan American has one director and two officers in common with the Company. As of July 31, 2010 the Company has received payments totaling $24,000 from Pan American of which $4,000 relates to the period after July 31, 2010. The $4,000 is shown as an amount owing to Pan American (April 30, 2010: $10,000).

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6. Convertible and Promissory Notes

Convertible Notes

On October 31, 2008, the Company issued a $200,000 6% convertible note with a term to October 31, 2010 convertible into units at $3.20 per unit for a period of two years. Each unit is comprised of one common share and one share purchase warrant exercisable for at $5 per share for a two year term from the date of conversion. The convertible debt was allocated between its debt and equity components on a relative fair value basis with the fair value of the debt portion ($115,974) being determined based on an estimated fair value discount rate of 15% and the fair value of the equity portion ($84,026) being determined using the Black-Scholes pricing model for the embedded share and warrant issuable upon conversion, and utilizing an expected life of 2 years, a risk free interest rate average of 1.56%, a dividend yield of 0%, and an expected volatility of 140%. On October 31, 2009, the parties to the convertible note changed the conversion rights of accrued interest and principal to enable conversion by the holder at the rate of US$0.40 per post consolidation share without the requirement for issuance of warrants on conversion. The Company will record further interest expense above the stated 6% per annum rate over the term of the convertible note of $84,026 resulting from the difference between the stated value and carrying value at the date of issuance using the effective interest rate method. At July 31, 2010, $118,071 in accretion interest has been recorded corresponding to an aggregate convertible note carrying value at that date of $191,370.

Promissory Notes

During the year ended April 30, 2009, the Company borrowed $437,000 from an unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing. During the year ended April 30, 2010, the Company borrowed an additional $114,833 from this unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. During the three months ended July 31, 2010, the Company borrowed an additional $60,000 from this unrelated company by way of promissory notes bearing interest at 10% per annum and due twelve months from signing. At July 31, 2010 the balance owing including interest was $383,692 (April 30, 2010: $326,069).

During the year ended April 30, 2009, the Company borrowed $48,529 from an unrelated company by way of promissory notes bearing interest at a rate of 8% per annum and due six months from signing. During the year ended April 30, 2010, the Company borrowed an additional $19,000 from this unrelated company by way of a promissory note bearing interest at 8% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. At July 31, 2010, the balance owing including interest was $41,758 (April 30, 2010: $40,972).

During the year ended April 30, 2010, the Company borrowed $32,000 at 8% interest from unrelated companies. At July 31, 2010, the balance owing including interest was $33,887 (April 30, 2010: $33,550)

7.	Capital Stock

	a)	During the quarter ended July 31, 2010, the Company did not issue any shares of its common stock or warrants and did not grant any stock options.

	b)	Warrants:

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

On May 18, 2007 and in connection with management services to be rendered over a one year period by the then-President and director of the Company, the Company issued an aggregate of 40,000 warrants to purchase common shares of the Company at a price of $30 per share for a term until May 18, 2009. The fair value of these warrants at the date of grant of $209,293 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40%, and was recorded to management and administration fees. The warrants subsequently expired unexercised.

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

Warrant transactions are summarized as follows:

			Weighted
			Average
		Weighted	Contractual
		Average	Life
	Number of	Exercise Price	Remaining (in
	Warrants	per Share ($)	Years)
Balance, April 30, 2007	-	-	-
Granted during the year	436,060	21.37	2.00
Balance, April 30, 2008	436,060	21.37	1.22
Granted during the year	-	-	-
Balance, April 30, 2009	436,060	21.37	0.22
Granted during the year	306,800.75		1.58
Expired during the year	(436,060)	14.00	-
Balance, April 30, 2010	306,800.75		1.58
Granted during the year	-	-	-
Balance, April 30, 2010	306,800.75		1.33

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

8.	Commitments and Contingencies

On May 1, 2007, the Company entered into a corporate support services agreement effective January 1, 2007 with a third party to perform office and administrative services for approximately $12,000 per month.

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a lessee that was a related party at that time (a company with two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson, Arizona office until the end of the lease term through October 31, 2010 or as amended or renewed. As at April 30, 2010, the gross value of the guarantee was $212,774. The lessee has defaulted on the lease and subsequently moved offices. The potential liability, if any, as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is presently not determinable and negotiations by the lessee to settle this potential liability with the landlord are ongoing.

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

The Company has entered into an Asset Purchase Agreement dated February 22, 2010, with two vending parties to acquire a 100% interest in three property mineral exploration concessions covering approximately 1,500 hectares as an extension to the Company’s existing Yura gold prospect located 30 kilometers west of Arequipa, Peru (the “Fortuna Properties”). The Fortuna Properties target precious metals and are comprised of three concessions that are accessible year round via paved highway and improved roads. The Company’s VP Business Development and Chairman is an indirect minority shareholder of one of the vending parties.

Subject to final due diligence and other customary closing conditions, the Company plans to (i) issue 6,000,000 restricted shares of its common stock to the Vending Parties; (ii) pay to the Vending Parties $100,000 prior to the closing of the acquisition, $125,000 at the closing date, and $100,000 six months from the closing date; and (iii) grant to the Vending Parties, a 2.5% net smelter return (“NSR”) royalty on the proceeds of any production from the Fortuna Properties capped at $20,000,000, 1.5% of which can be repurchased by the Company at any time before commencement of any production for the sum of $8,000,000. The NSR also calls for an advance minimum yearly payment of $100,000 to the Vending Parties, which amounts are credited against any royalties ultimately payable.

9.	Subsequent Events

Subsequent to July 31, 2010 the Company borrowed $1,100 from an unrelated party and gave a promissory note bearing simple interest at 10% per annum.

The Company has entered into an agreement dated August 6, 2010 with a third party which will provide membership to a financial services networking group and allow attendance at a conference in September, 2010. The total cost is $7,500.

The Company has entered into an agreement dated August 17, 2010 with a consultant who will provide investor relations services for a term of nine months at a cost of $7,500 per month. The Company will also issue 200,000 shares of its commons stock to the consultant.

Subsequent to July 31, 2010, the Company repaid $20,000 of the amount owing to a related party.

Subsequent to July 31, 2010, the Company borrowed $49,500 from a related party. The amounts borrowed bear simple interest at 8% per annum under a letter of agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended July 31, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended July 31, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview of our Business

We were incorporated under the laws of the State of Nevada on April 20, 2004 under the name “Rochdale Mining Corp”. Effective March 19, 2007, we merged with a wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of Merger filed with the Nevada Secretary of State. The merger was in the form of a parent/subsidiary merger with Rochdale Mining Corp. as the surviving corporation. Upon completion of the merger, our corporate name was changed to “Zoro Mining Corp.” and our Articles of Incorporation were amended to reflect this name change. As of the date of this Quarterly Report, we are engaged in the acquisition and exploration of mineral properties located in South America and Mexico. We currently have interests in an aggregate of approximately 34,215 acres located in Chile, 5,224 acres located in Peru, and a further 6,822 acres located in Mexico, targeting gold, copper and precious metals. After the effective date of our registration statement filed with the SEC (November 1, 2007), our shares were listed on the Over-the-Counter Bulletin Board. Our current symbol is “ZORM.OB”.

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

Current Business Operations

We are a natural resource exploration company currently engaged in the exploration, acquisition and development of property located in South America and Mexico. We plan to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. We currently have interests in an aggregate of approximately 34,215 acres located in Chile, approximately 5,224 acres in Peru, and a further 6,822 acres located in Mexico, targeting gold, copper and platinum.

Our current acreage and location of our property is summarized as follows:

Location	Project	Exploration Target	Concession Hectares/Acres
Sonora, Mexico	The Las Animas Project	Gold, Copper	2,761/6,822
Chile, South America	The Escondida Project	Gold, Platinum	2,050/5,063
Chile, South America	Don Beno Project	Gold, Copper	5,900/14,574
Chile, South America	Sierra Fritis Project	Gold, Copper	2,300/5,683
Chile, South America	Piedra Parada Project	Gold, platinum group metals	3,600/8,895(1)(2)
Peru, South America	The Yura Project	Gold	2,114/5,224
		Total Net Hectares/Acres:	18,725/46,261

(1)

Gareste Limitada, the vendor at Piedra Parada, owned and conveyed to Zoro senior concession rights on over 2,100 hectares (5,189 acres), and also conveyed overstaked concessions on 1,500 additional hectares (3,706 acres) which are subject to the senior rights of a third party.

(2)	All concessions at Piedra Parada owned by Zoro are subject to pre-existing contractual rights granted from Gareste to a third-party to extract and exploit lithium, light metals and commercial salts.

The Company’s properties are discussed in greater detail in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended April 30, 2010. The Company has been concentrating its exploration initiatives primarily in Peru on its Yura gold prospect and in Chile on its Don Beno gold and copper project and its Escondida gold and platinum project.

By resolutions dated July 16, 2010, the Board of Directors authorized the release and dropping of the Costa Rica and Rio Sur concessions in Chile. These properties, which were and are not material to the Company, in the aggregate covered 3,100 hectares (7,637 acres).

Recommended Exploration Programs and Budgets

Don Beno Project

The recommended exploration program at the Don Beno property is estimated at $241,038 for Phase 1 and $482,900 for Phase 2 if justified. The table below provides a breakdown of projected expenditures for the proposed geochemical and geophysical surveys, along with follow-up drilling.

Proposed Budget Phase 1

Activity	Description	Total
Geology
Geologic Mapping	60days @ $700/day	$ 42,000
Structural Analysis	10days @ $700/day	$ 7,000
Landsat Imagery & thematic analysis	Est. $25,000	$ 25,000

Geochemistry
Rock chip sampling	45 days @ $500/day	$ 22,500
Rock chip analyses	15 smpls/day x 45 x $35	$ 23,625

Geophysical Surveys
Aeromagnetic Survey	15 days est. $35,000	35,000
Radiometrics Survey	Est. $50,000	$ 50,000
Ground magnetometry+report	20 days @ $ 700/day	$ 14,000
SubTotal		$219,125
Contingency @ 10%		21,913
Phase 1 Total		$241,038

Proposed Budget Phase 2

Activity	Description	Total
Drill Program
Drill Mobilization Costs		$ 25,000
Core Drilling	3000 m’s x $100/m	$300,000

Geological & supervision	35 days @ $700	$ 24,500
Analyses – rock	1500 samples at $35/sample	$ 52,500

Support
Misc. supplies & materials	Estimate	$ 5,000
Food & Lodging, 2 personnel	Estimate 60 days @ $300/day	$ 18,000
Vehicles	Estimate 70 days @ $200/day	$ 14,000
	Subtotal	$439,000
Contingency @ 10%		$ 43,900
Total		$482,900

Escondida Project

The recommended two-phase exploration program at the Escondida property is estimated at $92,400 for Phase 1, and $437,800 for Phase 2 if justified. The program total is $530,200. The tables below provide a breakdown of projected expenditures for the proposed mapping and geochemical surveys, with follow-up drilling if merited.

Proposed Budget Phase 1

Description	Explanation	Mth 1	Mth 2	Mth 3	Mth 4	Mth5	Mth 6	SbTot
Personnel
	Sr.Geol-2mos, $750/day	7500	7500		7500			$22,500
	Jr. Geol-4mos,$350/day		7000	7000	7000			$21,000
Logistics
	Food & Lodging est$25/day	250	1000	500	750			$2,500
	Travel-Sr. Geol expat	2000						$2,000
	Travel-Jr. Geol		500					$500
	Vehicle-est $1500/mo	1500	1500	1500	1500			$6,000
Field Activities
	Mapping- purch imagery est $2500	2500						$2,500
	Thin sections/Microprobe			2500				$2,500
	Trenching- excavator		10000	10000				$20,000
	Geochemistry-est 100smpls, $25ea				2500			$2,500
Office & Analysis
	Computer entry & analysis				1,000			$1,000
	Report & Recommend-Sr Geol				1,000			$1,000

						Sbtot		$84,000
						10%cont		$ 8,400
						Ph 1 Tot		$92,400

Phase 2 Drill Program

Description	Explanation	Mth 1	Mth 2	Mth 3	Mth 4	Mth5	Mth 6	SbTot
Personnel
	Sr.Geol-1/2mos, $750/day					3750	3750	$ 7,500
	Jr. Geol-1mos,$350/day					7000		$ 7,000
Logistics
	Food & Lodging est$25/day					500		$ 500
	Travel-Sr. Geol expat					2000		$ 2,000
	Travel-Jr. Geol					500		$ 500
	Vehicle-est $1500/mo					1500	1500	$ 3000
Field Activities
	Drilling – 2500m H core@ $125/m					312500		$312,500
	Field supplies					500		$ 500
	Drill Geochem-2500smpls, $25ea						62,500	$ 62,500

Office &							1000	$ 1,000
Analysis
	Computer entry & analysis						1000	$ 1,000
	Report & Recommend-Sr Geol
						Sbtot		$398,000
						10% cont		$ 39,800
						Ph 2 Tot		$437,800
						Tot Prgm		$530,200

Yura Project

The recommended exploration program at the Yura property is estimated at $384,450 for Phase 1 and $760,650 for Phase 2. The table below provides a breakdown of projected expenditures for the proposed geochemical and geophysical surveys, along with follow-up drilling.

Phase 1 Proposed Budget

Activity	Description	Total
Geology
Geologic Mapping	60days @ $700/day	$ 42,000
Aerial photography detailed mapping	15days@$700/day	$ 10,500
Landsite & thematic imagery analysis	Acq., analysis	$ 32,500
Geochemistry
collection	2geos-120days@ $500	$ 60,000
analysis	1500smpls@$50ea	$ 75,000
Trenching & Roads
Trenching	30days@$125/hr	$ 30,000
Roads	30days@$125/hr	$ 30,000
Bulk Sample
Collection	500kg est	$ 2,500
Analysis	Mult testwork est	$ 15,500
Logistics
Vehicles	Assume 3, 1500/mo*3	$ 13,500
Food & Lodging	90days, 2geos, $125/day	$ 22,500
Field Supplies	Estimate	$ 5,000
Office- report & target defin.	15days@$700/day	$ 10,500
Subtotal		$349,500
10%contingency		$ 34,950
Phase 1 total		$384,450

Phase 2 Proposed Budget

Activity	Description	Total
Drill Program
Drill Mobilization Costs		$ 25,000
Core Drilling	5000 m’s x $100/m	$500,000

Geological & supervision	60 days @ $700	$ 42,000
Analyses – rock	2,500 samples at $35/sample	$ 87,500

Support
Misc. supplies & materials	Estimate	$ 5,000
Food & Lodging, 2 personnel	Estimate 60 days @ $300/day	$ 18,000
Vehicles	Estimate 70 days @ $200/day	$ 14,000
	Subtotal	$691,500
Contingency @ 10%		$ 69,150
Total		$760,650

Results of Operations

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended July 31, 2010 and July 31, 2009, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

The following table sets forth selected financial information for the periods indicated.

				For the
				Period from
				April 20,
				2004
	Three Month Periods Ended			(inception)
	July 31, 2010			to
	and July 31, 2009			July 31, 2010
	2010		2009
Expenses
Bad Debt	-		-	136,250
Depreciation	14,799		26,710	271,358
Donated services	-		-	25,500
Filing and transfer agent fees	1,603		3,698	39,106
Impairment of mineral property costs	-		-	10,756,200
Management and administration fees	147,465		135,567	1,963,344
Mineral exploration costs	139,103		169,678	4,802,502
Office and general	56,488		70,875	1,026,408
Professional fees	37,719		11,820	574,886
	$397,177 $		418,348	$19,595,554
Other Income
Federal income tax recovery	-		-	216,208
Gain on sale of fixed assets	-		-	23,981
Interest income	-		-	68,046
Net Loss	$(397,177	) $	(418,348)	$(19,287,409)

Three Month Period Ended July 31, 2010 Compared to Three Month Period Ended July 31, 2009.

During the three month periods ended July 31, 2010 and 2009, we did not generate any revenue.

During the three month period ended July 31, 2010, we incurred expenses of $397,177 compared to $418,348 incurred during the three month period ended July 31, 2009 (a decrease of $21,171). These expenses incurred during the three month period ended July 31, 2010 and July 31, 2009 consisted of: (i) depreciation of $14,799 (2009: $26,710); (ii) filing and transfer agent fees of $1,603 (2009: $3,698); (iii) management and administration fees of $147,465 (2009: $135,567); (iv) mineral exploration costs of $139,103 (2009: $169,678); (v) office and general of $56,488 (2009: $70,875); and (vi) professional fees of $37,719 (2009: $11,820). Total expenses incurred during the three month period ended July 31, 2010 decreased compared to the three month period ended July 31, 2009 primarily due to decreased mineral exploration expenses, office and general expenses and depreciation expenses between these two periods.

Our net loss for the three month period ended July 31, 2010 was $397,177 compared to a net loss of $418,348 during the three month period ended July 31, 2009 (a decrease of $21,171). Our net loss during the three month period ended July 31, 2010 was $0.01 per share compared to a net loss $0.10 per share during the three month period ended July 31, 2009. The weighted average number of shares outstanding was 28,401,536 for the three month period ended July 31, 2010 compared to 4,344,446 for the three month period ended July 31, 2009.

Liquidity and Capital Resources

As at the three month period ended July 31, 2010, our current assets were $18,878 and our current liabilities were $2,652,149, which resulted in a working capital deficiency of $2,633,271. As at the three month period ended July 31, 2010, current assets were comprised of $18,878 in cash. As at the three month period ended July 31, 2010, current liabilities were comprised of: (i) $756,500 in accounts payable and accrued liabilities; (ii) $1,244,942 due to related parties; (iii) $459,337 in promissory notes payable, and (iv) $191,370 in convertible note.

As at the three month period ended July 31, 2010, our total assets were $143,932 comprised of: (i) $18,878 in current assets; (ii) $125,046 in valuation of equipment and (iii) $8 in valuation of mineral properties, compared to total assets of $176,971 as at our year ended April 20, 2010. The slight decrease in total assets during the three month period ended July 31, 2010 was primarily due to the decrease in the valuation of equipment.

As at the three month period ended July 31, 2010, our total liabilities were $2,652,149 comprised of $2,652,149 in current liabilities , compared to total liabilities of $2,288,011 as of our fiscal year ended April 30, 2010. The increase in liabilities during the three month period ended July 31, 2010 resulted from increased liabilities related to accounts payable and accrued liabilities, promissory notes payable and amounts due to related parties.

Stockholders’ deficit increased from $2,111,040 as at the Company’s year ended April 30, 2010 to $2,508,217 as at July 31, 2010.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended July 31, 2010, net cash flows used in operating activities was $75,912, consisting primarily of a net loss of $397,177, adjusted by $14,799 for depreciation, $17,028 for accrued interest expense and $28,401 for accretion of interest on convertible notes. Net cash flows used in operating activities was further changed by a decrease in other receivables of $2,328, an increase in amounts due to related parties of $104,064, and an increase in accounts payable and accrued liabilities of $154,645.

For the three month period ended July 31, 2009, net cash flows used in operating activities was $21,811 consisting primarily of a net loss of $418,348, adjusted by $26,710 in depreciation, $25,250 for accrued interest expense, and $11,876 in accretion of interest on convertible notes. Net cash flows used in operating activities was further changed by a decrease of $1,118 in other receivables, an increase in amounts due to related parties of $223,699 and an increase in accounts payable and accrued liabilities of $107,884.

Cash Flows from Investing Activities

We did not have any cash flows from investing activities for the three month period ended July 31, 2010 or for the three month period ended July 31, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the three month period ended July 31, 2010, net cash flows provided from financing activities was $60,000 compared to $20,000 for the three month period ended July 31, 2009. Cash flows from financing activities for the three month period ended July 31, 2010 consisted of $60,000 from the issuance of a promissory note. Cash flows from financing activities for the three month period ended July 31, 2009 consisted of $20,000 from a promissory note payable.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities, debt instruments, and related party loans or advances. Our working capital requirements are expected to increase in line with the growth of our business.

Plan of Operations

Our plan of operations for the next twelve months is to focus on the exploration of our Don Beno, Escondida and Yura properties. In particular, in terms of priority, we intend to pursue the recommended Phase I exploration program at the Yura property, and, pending sufficient funding, the programs at the other two projects. We anticipate that we will require a total of approximately $1,720,000 for our plan of operations over the next twelve months, as follows:

(a)	approximately $720,000 in the aggregate for the Phase I exploration programs at each of the Don Beno, Escondida and Yura properties; and

(b)	approximately $1,000,000 for management and administration fees, professional fees, and other general expenses over the next twelve months.

At July, 2010, we had cash of $18,878 and a working capital deficit of $2,633,271. During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months. Management anticipates that further advances and debt instruments, and equity private placements will be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity to third parties, and debt instruments from related and non-related parties.

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock, issuance of debt, advances or otherwise to fund our exploration programs going forward. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

Material Commitments

As of the date of this Quarterly Report, the agreements discussed below summarize our material commitments.

Mineral Property Acquisition Agreement

In accordance with the terms and conditions of a Mineral Property Acquisition Agreement dated April 12, 2007 and effective on May 7, 2007 (the “Option Agreement”), as entered into among us and each of Eduardo Esteffan M., Fresia Sepulveda H., Eduardo Esteffan S., Gretchen Esteffan S., Claudio Esteffan S. and Integrity Capital Group, LLC (collectively, the “Vendors”), the Vendors granted to us the sole and exclusive option (the “Option”) to acquire a 100% undivided legal, beneficial and registerable interest in and to six separate unencumbered mineral property interests totaling approximately 39,787 gross acres located in Chile, Peru and Mexico and targeting potential gold, copper and platinum group prospects (collectively, the “Property”).

In order to complete the acquisition of the Property, three wholly-owned subsidiaries in each of Peru, Chile and Mexico were incorporated by us to beneficially hold property titles in each country in order to comply with all applicable laws relating thereto. As of the date of this Quarterly Report, all properties have been transferred to our wholly-owned subsidiary in Chile, while Peru Property related interests have been executed for transfer by the Vendors and have been submitted to Zoro’s Peruvian subsidiary’s (Zoro Mining SAC) property transfer notary to complete the transfer, pending the payment of required fees. Property transfers in Mexico are pending from Aravena Internacional SA to Aravena Mexicana SA in Mexico pending the payment of required fees. In order to complete the acquisition of the Property, we further caused one of our existing founding shareholders to sell an aggregate of 35,500,000 restricted shares of Common Stock held of record by such shareholder to the Vendors at an aggregate purchase price of U.S. $0.00001 per common share.

As of the date of this Quarterly Report, we have paid and will continue to pay to, or on the Vendors’ behalf, all underlying regulatory, maintenance, and governmental payments and assessment work required to keep the mineral property interests comprising the Property and any underlying option agreements respecting any of the mineral property interests comprising the Property in good standing through the calendar year of 2010.

Related Party Arrangements

During the three months ended July 31, 2010, we incurred $22,500 (July 31, 2009: $22,500) to Dr. Hackman, our Vice President of Explorations and a director, for geological services rendered, of which $127,448 was owed this director at July 31, 2010 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs (April 30, 2010: $100,347).

During the three months ended July 31, 2010, we incurred to Harold Gardner, Chairman /Vice President of Business Development and a director of the Company, $22,500 (July 31, 2009: $22,500) for management of South American exploration, with such costs recorded as mineral exploration costs. At July 31, 2010, $549,812 (April 30, 2010: $512,359 ) was owed to this director for unpaid fees and reimbursement of expenses.

During the three months ended July 31, 2010, we incurred to Mr. Brodkey, our President/Chief Executive Officer and a director of the Company, $35,344 (July 31, 2009: $37,745) for management services with respect to the administration of the Company. At July 31, 2010, $187,716 (April 30, 2010: $152,271) was owed to this officer at for unpaid services and reimbursement of expenses.

During the three months ended July 31, 2010, we incurred a total of $63,529 (July 31, 2009 - $109,846 ) to Gareste Limitada, a private Chilean company with a director in common with us that provides exploration services to us in Chile. An aggregate of $235,800 was owing at July 31, 2010 (April 30, 2010: $197,272).

We participate in a cost sharing arrangement with another public company, Pacific Copper Corp. (with two directors in common with us) who shares South American operating offices. The expenditures relate to shared exploration staging and administration in similar operating areas of Chile and Peru including shared site offices in each country, and in the United States. During the fiscal year ended April 30, 2009, a total of $430,000 was advanced to us from Pacific Copper Corp. by way of demand promissory notes. This amount is unsecured, bears no interest and is repayable on demand. As at July 31, 2010, $140,166 remains outstanding to Pacific Copper Corp. (April 30, 2010: $160,000).

Convertible and Promissory Notes

On October 31, 2008, the Company issued a $200,000 6% convertible note with a term to October 31, 2010 convertible into units at $3.20 per unit for a period of two years. Each unit is comprised of one common share and one share purchase warrant exercisable for at $5 per share for a two year term from the date of conversion. The convertible debt was allocated between its debt and equity components on a relative fair value basis with the fair value of the debt portion ($115,974) being determined based on an estimated fair value discount rate of 15% and the fair value of the equity portion ($84,026) being determined using the Black-Scholes pricing model for the embedded share and warrant issuable upon conversion, and utilizing an expected life of 2 years, a risk free interest rate average of 1.56%, a dividend yield of 0%, and an expected volatility of 140%. On October 31, 2009, the parties to the convertible note changed the conversion rights of accrued interest and principal to enable conversion by the holder at the rate of US$0.40 per post consolidation share without the requirement for issuance of warrants on conversion. The Company will record further interest expense above the stated 6% per annum rate over the term of the convertible note of $84,026 resulting from the difference between the stated value and carrying value at the date of issuance using the effective interest rate method. At July 31, 2010, $118,071 in accretion interest has been recorded corresponding to an aggregate convertible note carrying value at that date of $191,370.

During the year ended April 30, 2009, the Company borrowed $437,000 from an unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing. During the year ended April 30, 2010, the Company borrowed an additional $114,833 from this unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. During the three months ended July 31, 2010, the Company borrowed an additional $60,000 from this unrelated company by way of promissory notes bearing interest at 10% per annum and due twelve months from signing. At July 31, 2010 the balance owing including interest was $383,692 (April 30, 2010: $326,069).

During the year ended April 30, 2009, the Company borrowed $48,529 from an unrelated company by way of promissory notes bearing interest at a rate of 8% per annum and due six months from signing. During the year ended April 30, 2010, the Company borrowed an additional $19,000 from this unrelated company by way of a promissory note bearing interest at 8% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. At July 31, 2010, the balance owing including interest was $41,758 (April 30, 2010: $40,972).

During the year ended April 30, 2010, the Company borrowed $32,000 at 8% interest from unrelated companies. At July 31, 2010, the balance owing including interest was $33,887 (April 30, 2010: $33,550)

Lease Agreement Guarantor

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

Corporate Support Agreement

Effective January 1, 2007 as dated May 1, 2007, our Board of Directors, pursuant to unanimous written consent in lieu of a meeting, authorized and approved the execution of an eighteen month corporate support agreement (the “Corporate Support Agreement”) with Sweetwater Capital Corp., a private company organized under the laws of the Province of British Columbia, Canada (“SCC”). In accordance with the terms and provisions of the Corporate Support Agreement: (i) SCC shall provide us with corporate services including, but not limited to, furnished offices, communication services, support services, personnel, and other incidental services in order for us to be able to perform our corporate business operations and activities in Vancouver, British Columbia; (ii) SCC shall further provide at our request financial services, bookkeeping and accounting services, formulation of budget plans, establishment of financial relationships, and preparation and maintenance of proper accounting records; and (iii) we shall pay SCC the aggregate monthly sum of CDN$15,000 plus goods and services tax. Effective December 31, 2008, the monthly amount of the contract was modified to US$12,000 per month. The corporate support agreement’s contract term has lapsed and services continue to be provided on a month to month basis.

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

Property Acquisition Agreement

Effective February 23, 2010, the Company entered into an Asset Purchase Agreement with two vending parties to acquire a 100% interest in three property mineral exploration concessions as an extension to the Company’s existing Yura gold prospect located 30 kilometers west of Arequipa, Peru (the “Fortuna Properties”). Harold Gardner, an officer and Director of the Company, is an indirect minority shareholder of one of the vending parties. Subject to final due diligence and other customary closing conditions, the Company plans to (i) issue 6,000,000 restricted shares of its common stock to the Vending Parties; (ii) pay to the Vending Parties $100,000 prior to the closing of the acquisition, $125,000 at the closing date, and $100,000 six months from the closing date; and (iii) grant to the Vending Parties, a 2.5% net smelter return (“NSR”) royalty on the proceeds of any production from the Fortuna Properties capped at $20,000,000, 1.5% of which can be repurchased by the Company at any time before commencement of any production for the sum of $8,000,000. The NSR also calls for an advance minimum yearly payment of $100,000 to the Vending Parties, which amounts are credited against any royalties ultimately payable.

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

Going Concern

The independent auditors’ report accompanying our April 30, 2010 and 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2010, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as at our year ended April 30, 2010, as disclosed is our Annual Report on Form 10-K for our fiscal year ended April 30, 2010, which may be considered to be material weaknesses and which had not been resolved as of July 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended July 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A. Risk Factors

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

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

(1) Incorporated by reference from Form SB-2 filed with the SEC on August 10, 2005.
(2) Incorporated by reference from Form 8-A Registration Statement filed with the SEC on April 5, 2007.
(3) Incorporated by reference from Form 8-K filed with the SEC on April 22, 2009.
(4) Incorporated by reference from Form 8-K/A filed with the SEC on October 19, 2009.
(5) Incorporated by reference from Form 8-K filed with the SEC on February 26, 2010. (6) Incorporated by reference from Form 10-K filed with the SEC on August 13, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORO MINING CORP.

By:	/s/ Andrew Brodkey
Andrew Brodkey
Chief Executive Officer, President and a director
Date: September 16, 2010

By:	/s/ Jas Butalia
Jas Butalia
Chief Financial Officer
Date: September 16, 2010