Form 10-Q
period 2010-10-31
Zoro Mining Corp.
filed 2010-12-20
CIK 1329484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number:        000-52550

ZORO MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 North Campbell Avenue #110 Tucson, Arizona	85719
(Address of principal executive offices)	(Zip Code)

(520) 299-0390
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  28,651,536 shares of common stock as of December 15, 2010.

ZORO MINING CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
October 31, 2010

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

-i-

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

The following unaudited interim financial statements of Zoro Mining Corp. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

ZORO MINING CORP.

(An Exploration Stage Company)

Interim Consolidated Financial Statements
October 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

Interim Consolidated Balance Sheets as at October 31, 2010 (unaudited) and April 30, 2010 (audited)

Interim Consolidated Statements of Operations and Comprehensive Loss for the six months and three months ended  October 31, 2010 and October 31, 2009 and for the period from inception (April 20, 2004) to October 31, 2010

Interim Consolidated Statements of Cash Flows for the six months ended October 31, 2010 and October 31, 2009 and for the period from inception (April 20, 2004) to October 31, 2010

Interim Consolidated Statement of Stockholders' Equity and Deficiency for the period from inception (April 20, 2004) to October 31, 2010

Condensed Notes to the Interim Consolidated Financial Statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets as at October 31, 2010 (unaudited) and April 30, 2010 (audited)
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

	October 31, 2010 $	April 30, 2010 $
CURRENT ASSETS
Cash	6,068	34,790
Prepaid expenses (note 8)	156,667	-
Other receivables	5,392	2,328
Total Current Assets	168,127	37,118
EQUIPMENT (Note 4)	110,386	139,845
MINERAL PROPERTIES (Note 3)	8	8
TOTAL ASSETS	278,521	176,971

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	998,918	592,202
Promissory notes payable (Note 6)	469,448	400,591
Convertible Note (Note 6)	224,720	-
Due to related parties (Note 5)	1,441,541	1,132,249
Total Current Liabilities	3,134,627	2,125,042
CONVERTIBLE NOTE (Note 6)	-	162,969
Total Liabilities	3,134,627	2,288,011

Stockholders’ Deficiency
Capital stock (Note 7) 180,000,000 common shares authorized, $0.00001 par value
28,651,536 shares issued and outstanding (April 30, 2010 – 28,401,536)	1,112	1,110
Additional paid-in capital	16,816,879	16,616,881
Equity component of convertible notes (Note 5)	126,701	126,701
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(19,835,298)	(18,890,232)
Total Stockholders’ Deficiency	(2,856,106)	(2,111,040)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	278,521	176,971

GOING CONCERN    (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 8)
RELATED PARTY TRANSACTIONS (Note 5)
SUBSEQUENT EVENTS (NOTE 9)

The accompanying notes are an integral part of the interim consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and comprehensive loss for six months and three months ended October 31, 2010 and October 31, 2009 and for the period from inception (April 20, 2004) to October 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

	For the Three months Ended October 31, 2010	For the Three months Ended October 31, 2009	For the Six months Ended October 31, 2010	For the Six months Ended October 31, 2009	Cumulative since inception to October 31, 2010
	$	$	$	$	$
Expenses
Bad Debt	-	-	-	-	136,250
Depreciation	14,660	25,818	29,459	52,528	286,018
Donated services	-	-	-	-	25,500
Filing and transfer agent fees	8,503	2,125	10,106	5,823	47,609
Impairment of mineral property costs	-	-	-	-	10,756,200
Interest expense	71,036	26,687	116,465	63,813	373,385
Investor relations	112,631	-	116,131	1,450	275,048
Management and administration fees (Note 5)	155,542	114,699	303,007	250,266	2,118,886
Mineral exploration costs (Note 3)	79,050	154,559	218,153	324,237	4,881,552
Office and general (Note 5)	79,677	10,709	87,236	43,008	641,319
Professional fees	26,790	14,461	64,509	26,281	601,676
	(547,889)	(349,058)	(945,066)	(767,406)	(20,143,443)
Other income
Federal income tax recovery	-	-	-	-	216,208
Gain on sale of fixed assets	-	-	-	-	23,891
Interest income	-	-	-	-	68,046

Net loss	(547,889)	(349,058)	(945,066)	(767,406)	(19,835,298)

Basic and diluted loss per common share	(0.02)	(0.04)	(0.03)	(0.12)

Weighted average number of common shares outstanding - basic and diluted	28,445,014	7,952,141	28,423,275	6,147,151

The accompanying notes are an integral part of the interim consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows for the six months ended October 31, 2010 and October 31, 2009 and for the period from inception (April 20, 2004) to October 31, 2010
Amounts Expressed in U.S. dollars
(Unaudited - Prepared by Management)
	For the Six months Ended October 31, 2010 $	For the Six months Ended October 31, 2009 $	From April 20, 2004 (Date of Inception) to October 31,2010 $
Cash Flows Used In Operating Activities
Net loss	(945,066)	(767,406)	(19,835,298)
Adjustments to reconcile net loss to cash used in operating activities:
Federal income tax recovery	-	-	(216,208)
Depreciation	29,459	52,528	286,018
Non-cash management fees and investor relations expense	43,333	-	372,626
Accrued interest income	-	-	(11,250)
Gain on sale of fixed assets	-	-	(23,891)
Accretion of interest on convertible note	61,751	24,785	151,421
Bad debt	-	-	136,250
Impairment of mineral properties	-	-	10,756,200
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in operating assets and liabilities:
Decrease (increase) in other receivables	(3,064)	6,072	(5,392)
Increase in due to related parties	309,292	394,229	2,465,908
Increase in accounts payable and accrued liabilities	414,473	172,342	1,281,145
Net Cash Used in Operating Activities	(89,822)	(117,450)	(4,607,971)

Cash Flows Used In Investing Activities
Purchase of equipment	-	-	(518,513)
Proceeds from Sale of Equipment	-	-	146,000
Loan receivable	-	-	(125,000)
Net Cash Used In Investing Activities	-	-	(497,513)

Cash Flows From Financing Activities
Promissory note payable	61,100	71,000	909,462
Convertible note	-	-	200,000
Proceeds from common stock issuances and subscriptions	-	45,000	4,002,090
Net Cash From Financing Activities	61,100	116,000	5,111,552

Increase (Decrease) in Cash	(28,722)	(1,450)	6,068
Cash – Beginning	34,790	4,485	–
Cash – Ending	6,068	3,035	6,068

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–
Shares issued for services (note 8)	43,333

The accompanying notes are an integral part of the interim consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statement of Stockholders’ Equity and Deficiency
From April 20, 2004 (Date of Inception) to October 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)
				Equity		Deficit
				Component	Common	Accumulated
			Additional	Of	Stock	During the
			Paid-in	Convertible	Subsrip-	Exploration	Donated
	Common Stock		Capital	Debt	tions	Stage	Capital	Total
	#	$	$	$	$	$	$	$
Balance – April 20, 2004 (Date of Inception)	-	-	-	-	-	-	-	-
Issuance of common shares for cash at $.0002/share	7,200,000	1,440	(1,400)	-	(40)	-	-	-
Net loss for the period	-	-	-	-	-	(1,858)	-	(1,858)
Balance – April 30, 2004	7,200,000	1,440	(1,400)	-	(40)	(1,858)	-	(1,858)
Issuance of common shares for cash at $.0002/share	1,800,000	360	(350)	-	(10)	-	-	-
Share subscriptions received	-	-	-	-	40	-	-	40
Donated rent and services	-	-	-	-	-	-	10,500	10,500
Net loss for the year	-	-	-	-	-	(32,480)	-	(32,480)
Balance – April 30, 2005	9,000,000	1,800	(1,750)	-	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	-	-	-	-	10	-	-	10
Donated rent and services	-	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	-	(12,690)	-	(12,690)
Balance – April 30, 2006	9,000,000	1,800	(1,750)	-	-	(47,028)	22,500	(24,478)
Issuance of common shares for cash at $0.0544/share	1,822,500	364	100,886	-	-	-	-	101,250
Share subscriptions received	-	-	-	-	2,600,000	-	-	2,600,000
Donated rent and services	-	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	-	(220,450)	-	(220,450)
Balance – April 30, 2007	10,822,500	2,164	99,136	-	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit (Note 8(a))	157,514	32	3,765,908	-	(2,600,000)	-	-	1,165,940
Share cancellation (Note 8(a))	(6,642,500)	(1,328)	1,328	-	-	-	-	-
Fair value of warrants issued for mineral properties (Note 4)	-	-	840,000	-	-	-	-	840,000
Fair value of warrants issued for services (Note 8(b))	-	-	209,293	-	-	-	-	209,293
Net loss	-	-	-	-	-	(3,539,499)	-	(3,539,499)
Balance – April 30, 2008	4,337,514	868	4,915,665	-	-	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	-	-	-	-	120,000
Equity component of convertible note	-	-	-	84,026	-	-	-	84,026
Net loss	-	-	-	-	-	(3,412,934)	-	(3,412,934)
Balance – April 30, 2009	4,345,014	869	5,035,664	84,026	-	(7,219,911)	34,500	(2,064,852)
Shares issued in exchange for retirement of notes and other debt (Note 8)	4,366,522	45	1,746,563	-	-	-	-	1,746,608
FV adjustment on convertible note – (Note 7)	-	-	-	42,675	-	-	-	42,675
Shares issued for private placement at $0.50 per unit (Note 8)	290,000	3	134,847	-	-	-	-	134,850
Shares issued for mineral properties at $.50 (Note 8)	19,400,000	193	9,699,807	-	-	-	-	9,700,000
Net loss	-	-	-	-	-	(11,670,321)	–	(11,670,321)
Balance – April 30, 2010	28,401,536	1,110	16,616,881	126,701	-	(18,890,232)	34,500	(2,111,040)
Issuance of common shares for services	250,000	2	199,998	-	-	-	-	200,000
Net loss	-	-	-	-	-	(945,066)	-	(945,066)
Balance – October 31, 2010	28,651,536	1,112	16,816,879	126,701	-	(19,835,298)	34,500	(2,856,106)

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009 (refer to Note 1).

The accompanying notes are an integral part of the interim consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
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

The Company’s common shares trade on the United States OTC Bulletin Board and on the Frankfurt Stock Exchange.  The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are initially capitalized in accordance with the ASC 805-20-55-37, previously referenced as EITF 04-2 when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company assesses the carrying costs for impairment at each fiscal quarter end. The Company has determined that all property payments are impaired and accordingly has written off the acquisition costs to project expense.

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

1.	Nature of Operations and Basis of Consolidation, continued

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and ultimately the attainment of profitable operations. As at October 31, 2010, the Company has accumulated losses of $19,835,298 since inception and has a working capital deficiency of $2,966,500. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In conjunction with the April 22, 2009 reverse share consolidation, the Company plans to finance its activities utilizing debt and equity instruments that should be more favorably received by the investment community due to the corporate restructuring. On August 17, 2009 the Company settled some of its existing debts with equity in order to reduce current liabilities and improve the overall financial condition of the Company.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

Mineral Properties

3.    Mineral exploration costs by area of exploration for the six months ended October 31, 2010 and 2009 were as follows:

	Six months ended October 31, 2010	Six months ended October 31, 2009
Chile
Drilling	$-	$-
Field supplies	2,142	1,808
Geological, mapping and survey	1,910	11,234
Property maintenance	5,318	5,655
Site administration	176,004	237,840
Travel	17,779	30,200
	203,153	286,737
Peru
Field supplies	-	-
Geological, mapping and survey	-	-
Property maintenance	-	-
Site administration	15,000	22,500
Travel	-	-
	15,000	22,500
Mexico
Geological, mapping and survey	-	-
Property maintenance	-	-
Site administration	-	15,000
	-	15,000
Total	$218,153	$324,237

Mineral exploration costs by area of exploration for the six months ended October 31, 2010 and 2009 were as follows:

	Six months ended October 31, 2010	Six months ended October 31, 2009
Chile
Drilling	$-	$-
Field supplies	2,142	1,808
Geological, mapping and survey	1,910	11,234
Property maintenance	5,318	5,655
Site administration	176,004	237,840
Travel	17,779	30,200
	203,153	286,737
Peru
Field supplies	-	-
Geological, mapping and survey	-	-
Property maintenance	-	-
Site administration	15,000	22,500
Travel	-	-
	15,000	22,500
Mexico
Geological, mapping and survey	-	-
Property maintenance	-	-
Site administration	-	15,000
	-	15,000
Total	$218,153	$324,237

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

4.	Equipment

Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.

	Cost October 31, 2010	Accumulated Depreciation October 31, 2010	Net Book Value October 31, 2010	Net Book Value April 30, 2010
North America
Computers	$7,020	$6,898	$122	$612
South America
Computers	3,315	3,070	245	621
Furniture	12,639	7,539	5,100	6,342
Exploration equipment	14,204	9,178	5,026	6,395
Vehicles	105,752	57,859	47,893	57,873
Earth moving equipment	159,999	107,999	52,000	68,002
	295,909	185,645	110,264	139,233
Total	$302,929	$192,543	$110,386	$139,845

5.	Related Party Transactions

During the six months ended October 31, 2010, the Company incurred the following amounts to officers, directors, and other related parties to the Company.  All unpaid balances due to related parties are unsecured, and only cash advances may bear interest at stated rates of 8-10% per annum simple interest if formalized into promissory notes.

a)
incurred $45,000 (October 31, 2009: $45,000) to a director and officer of the Company for geological services rendered.  An aggregate of $154,712 (April 30, 2010: $100,347) was owed this director at October 31, 2010 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs;

b)
incurred to a director and officer of the Company $45,000 (October 31, 2009: $45,000) for management of South American exploration with such costs recorded as mineral exploration costs.  An aggregate of $652,485 (April 30, 2010: $512,359) was owed to this director at October 31, 2010 for unpaid fees and reimbursement of expenses;

c)
incurred to a director and officer of the Company $70,689 (October 31, 2009: $73,735) for management services with respect to the administration of the Company.  An aggregate of $224,196 (April 30, 2010: $152,271) was owed to this officer at October 31, 2010 for unpaid services and reimbursement of expenses;

d)	paid an officer of the Company $20,567 (October 31, 2009: $17,139) for administrative services;

e)
the Company incurred a total of $117,711 (October 31, 2009: $193,006) to a private Chilean company with a director in common that provides exploration services to the Company in Chile, with such costs recorded as exploration costs in Chile, South America.  An aggregate of $289,982 (April 30, 2010: $197,272) was owing at October 31, 2010.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

5.	Related Party Transactions, continued

The Company participates in a cost sharing arrangement with another public company, Pacific Copper Corp. (OTCBB: PPFP) that has three directors and four officers in common with the Company and shares South American operating offices. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices and staff in each country. During the year ended April 30, 2009 Pacific Copper loaned the Company $430,000 secured by non-interest bearing promissory notes of which $120,166 was owing as at October 31, 2010 (April 30, 2010: $160,000) (Note 6).

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in mineral concession maintenance payments from Pan American Lithium Corp. (TSX-V: PL) (“Pan American”) in connection with an agreement relating to the Piedra Parada concessions owned by Zoro. Pan American has one director and three officers in common with the Company. As of October 31, 2010 the Company has received payments totaling $28,000 from Pan American.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.	Convertible and Promissory Notes

Convertible Notes

On October 31, 2008, the Company issued a $200,000 6% convertible note with a term to October 31, 2010 convertible into units at $3.20 per unit for a period of two years.  Each unit is comprised of one common share and one share purchase warrant exercisable at $5 per share for a two year term from the date of conversion. The convertible debt was allocated between its debt and equity components on a relative fair value basis with the fair value of the debt portion ($115,974) being determined based on an estimated fair value discount rate of 15% and the fair value of the equity portion ($84,026) being determined using the Black-Scholes pricing model for the embedded share and warrant issuable upon conversion, and utilizing an expected life of 2 years, a risk free interest rate average of 1.56%, a dividend yield of 0%, and an expected volatility of 140%.  On October 31, 2009, the parties to the convertible note changed the conversion rights of accrued interest and principal to enable conversion by the holder at the rate of US$0.40 per post consolidation share without the requirement for issuance of warrants on conversion. The Company will record further interest expense above the stated 6% per annum rate over the term of the convertible note of $84,026 resulting from the difference between the stated value and carrying value at the date of issuance using the effective interest rate method.  At October 31, 2010, $151,421 in accretion interest has been recorded corresponding to an aggregate convertible note carrying value at that date of $224,720.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

6.	Convertible and Promissory Notes, continued

Promissory Notes

During the year ended April 30, 2009, the Company borrowed $437,000 from an unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing. During the year ended April 30, 2010, the Company borrowed an additional $114,833 from this unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. During the six months ended October 31, 2010, the Company borrowed an additional $61,100 from this unrelated company by way of promissory notes bearing interest at 10% per annum and due twelve months from signing.  At October 31, 2010 the balance owing including interest was $392,436 (April 30, 2010: $326,069).

During the year ended April 30, 2009, the Company borrowed $48,529 from an unrelated company by way of promissory notes bearing interest at a rate of 8% per annum and due six months from signing. During the year ended April 30, 2010, the Company borrowed an additional $19,000 from this unrelated company by way of a promissory note bearing interest at 8% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. At October 31, 2010, the balance owing including interest was $42,545 (April 30, 2010: $40,972).

During the year ended April 30, 2010, the Company borrowed $32,000 at 8% interest from unrelated companies. At October 31, 2010, the balance owing including interest was $34,467 (April 30, 2010: $33,550).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

7.	Capital Stock

a)
During the six months ended October 31, 2010, the Company issued 250,000 shares of its common stock under a consulting agreement (note 8). During the same period the Company did not grant any stock options or warrants.

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

On May 18, 2007 and in connection with management services to be rendered over a one year period by the then-current President and director of the Company, the Company issued an aggregate of 40,000 warrants to purchase common shares of the Company at a price of $30 per share for a term until May 18, 2009.  The fair value of these warrants at the date of grant of $209,293 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 4.38%, a dividend yield of 0%, and an expected volatility of 40%, and was recorded  to management and administration fees. The warrants subsequently expired unexercised.

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

7.	Capital Stock, continued

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007	-	-	-
Granted during the year	436,060	21.37	2.00
Balance, April 30, 2008	436,060	21.37	1.22
Granted during the year	-	-	-
Balance, April 30, 2009	436,060	21.37	0.22
Granted during the year	306,800	.75	1.58
Expired during the year	(436,060)	14.00	-
Balance, April 30, 2010	306,800	.75	1.58
Granted during the year	-	-	-
Balance, October 31, 2010	306,800	.75	1.08

8.	Commitments and Contingencies

On May 1, 2007, the Company entered into a corporate support services agreement effective January 1, 2007 with a third party to perform office and administrative services for approximately $12,000 per month. Effective August 1st, 2010, the monthly amount has been changed to $8,400.

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company which at the time had one director in common with the Company), to pay for the entire lease relating to the Company’s Tucson, Arizona office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at April 30, 2010, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and subsequently moved offices. The potential liability, if any, as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is presently not determinable, and the Company has not been advised of the results, if any of negotiations by the lessee to settle this potential liability with the landlord.

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

8.	Commitments and Contingencies, continued

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

Subject to final due diligence and other customary closing conditions for the Fortuna Properties, the Company plans to (i) issue 6,000,000 restricted shares of its common stock to the Vending Parties; (ii) pay to the Vending Parties $100,000 prior to the closing of the acquisition, $125,000 at the closing date, and $100,000 six months from the closing date; and (iii) grant to the Vending Parties, a 2.5% net smelter return (“NSR”) royalty on the proceeds of any production from the Fortuna Properties capped at $20,000,000, 1.5% of which can be repurchased by the Company at any time before commencement of any production for the sum of $8,000,000. The NSR also calls for an advance minimum yearly payment of $100,000 to the Vending Parties, which amounts are credited against any royalties ultimately payable.

The Company has entered into an agreement dated August 17, 2010 with a consultant who will provide investor relations services for a term of nine months at a cost of $7,500 per month. The Company will also issue 200,000 shares of its commons stock to the consultant when the agreement is completed.

The Company has entered into an agreement dated September 22, 2010 with a consultant who will provide website and communications services for a term of six months at a total cost of $240,000.

The company will pay $40,000 in cash and has issued 250,000 common shares to the consultant for a value of $200,000 being the fair value of the services to be provided. The company has recorded proportionate investor relation expenses of $43,333 during the period ended October 31, 2010. The unexpended balance ($156,667) is shown as a prepaid expenses and will be amortized over the term of the consulting agreement.

The Company has entered into an agreement dated October 11, 2010 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will issue 200,000 shares of its commons stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of  the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant.

9.	Subsequent Events Subsequent to October 31, 2010, the Company received an advance of $36,000 from a non-related party, the terms of which are to be negotiated at a later time.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended October 31, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended October 31, 2010 and 2009.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Proposed Budget Phase 1

Activity	Description	Total
Geology
Geologic Mapping	60days @ $700/day	$42,000
Structural Analysis	10days @ $700/day	$7,000
Landsat Imagery & thematic analysis	Est. $25,000	$25,000

Geochemistry
Rock chip sampling	45 days @ $500/day	$22,500
Rock chip analyses	15 smpls/day x 45 x $35	$23,625

Geophysical Surveys
Aeromagnetic Survey	15 days est. $35,000	35,000
Radiometrics Survey	Est. $50,000	$50,000
Ground magnetometry+report	20 days @ $ 700/day	$14,000
SubTotal		$219,125
Contingency @ 10%		21,913
Phase 1 Total		$241,038

Proposed Budget Phase 2

Activity	Description	Total
Drill Program
Drill Mobilization Costs		$25,000
Core Drilling	$3000 m’s x 100/m	$300,000

Geological & supervision	35 days @ $700	$24,500
Analyses – rock	1500 samples at $35/sample	$52,500

Support
Misc. supplies & materials	Estimate	$5,000
Food & Lodging, 2 personnel	Estimate 60 days @ $300/day	$18,000
Vehicles	Estimate 70 days @ $200/day	$14,000
	Subtotal	$439,000
Contingency @ 10%		$43,900
Total		$482,900

Escondida Project

The recommended two-phase exploration program at the Escondida property is estimated at $92,400 for Phase 1, and $437,800 for Phase 2 if justified. The program total is $530,200. The tables below provide a breakdown of projected expenditures for the proposed mapping and geochemical surveys, with follow-up drilling if merited.

Proposed Budget Phase 1

Description	Explanation	Mth 1	Mth 2	Mth 3	Mth 4	Mth5	Mth 6	SbTot
Personnel
	Sr.Geol-2mos, $750/day	7500	7500		7500			$22,500
	Jr. Geol-4mos,$350/day		7000	7000	7000			$21,000
Logistics
	Food & Lodging est$25/day	250	1000	500	750			$2,500
	Travel-Sr. Geol expat	2000						$2,000
	Travel-Jr. Geol		500					$500
	Vehicle-est $1500/mo	1500	1500	1500	1500			$6,000
Field Activities
	Mapping- purch imagery est $2500	2500						$2,500
	Thin sections/Microprobe			2500				$2,500
	Trenching- excavator		10000	10000				$20,000
	Geochemistry-est 100smpls, $25ea				2500			$2,500
Office & Analysis
	Computer entry & analysis				1,000			$1,000
	Report & Recommend-Sr Geol				1,000			$1,000

						Sbtot		$84,000
						10%cont		$8,400
						Ph 1 Tot		$92,400

Phase 2 Drill Program

Description	Explanation	Mth 1	Mth 2	Mth 3	Mth 4	Mth5	Mth 6	SbTot
Personnel
	Sr.Geol-1/2mos, $750/day					3750	3750	$7,500
	Jr. Geol-1mos,$350/day					7000		$7,000
Logistics
	Food & Lodging est$25/day					500		$500
	Travel-Sr. Geol expat					2000		$2,000
	Travel-Jr. Geol					500		$500
	Vehicle-est $1500/mo					1500	1500	$3000
Field Activities
	Drilling – 2500m H core@ $125/m					312500		$312,500
	Field supplies					500		$500
	Drill Geochem-2500smpls, $25ea						62,500	$62,500

Office & Analysis							1000	$1,000
	Computer entry & analysis						1000	$1,000
	Report & Recommend-Sr Geol
						Sbtot		$398,000
						10% cont		$39,800
						Ph 2 Tot		$437,800
						Tot Prgm		$530,200

Yura Project

The recommended exploration program at the Yura property is estimated at $384,450 for Phase 1 and $760,650 for Phase 2. The table below provides a breakdown of projected expenditures for the proposed geochemical and geophysical surveys, along with follow-up drilling.

Phase 1 Proposed Budget

Activity	Description	Total
Geology
Geologic Mapping	60days @ $700/day	$42,000
Aerial photography detailed mapping	15days@$700/day	$10,500
Landsite & thematic imagery analysis	Acq., analysis	$32,500
Geochemistry
collection	2geos-120days@ $500	$60,000
analysis	1500smpls@$50ea	$75,000
Trenching & Roads
Trenching	30days@$125/hr	$30,000
Roads	30days@$125/hr	$30,000
Bulk Sample
Collection	500kg est	$2,500
Analysis	Mult testwork est	$15,500
Logistics
Vehicles	Assume 3, 1500/mo*3	$13,500
Food & Lodging	90days, 2geos, $125/day	$22,500
Field Supplies	Estimate	$5,000
Office- report & target defin.	15days@$700/day	$10,500
Subtotal		$349,500
10%contingency		$34,950
Phase 1 total		$384,450

Phase 2 Proposed Budget

Activity	Description	Total
Drill Program
Drill Mobilization Costs		$25,000
Core Drilling	$5000 m’s x 100/m	$500,000

Geological & supervision	60 days @ $700	$42,000
Analyses – rock	2,500 samples at $35/sample	$87,500

Support
Misc. supplies & materials	Estimate	$5,000
Food & Lodging, 2 personnel	Estimate 60 days @ $300/day	$18,000
Vehicles	Estimate 70 days @ $200/day	$14,000
	Subtotal	$691,500
Contingency @ 10%		$69,150
Total		$760,650

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the six month period ended October 31, 2010 and October 31, 2009, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

The following table sets forth selected financial information for the periods indicated.

	For the Three months Ended October 31, 2010	For the Three months Ended October 31, 2009	For the Six months Ended October 31, 2010	For the Six months Ended October 31, 2009	Cumulative since inception to October 31, 2010
	$	$	$	$	$
Expenses
Bad Debt	-	-	-	-	136,250
Depreciation	14,660	25,818	29,459	52,528	286,018
Donated services	-	-	-	-	25,500
Filing and transfer agent fees	8,503	2,125	10,106	5,823	47,609
Impairment of mineral property costs	-	-	-	-	10,756,200
Interest expense	71,036	26,687	116,465	63,813	373,385
Investor relations	112,631	-	116,131	1,450	275,048
Management and administration fees	155,542	114,699	303,007	250,266	2,118,886
Mineral exploration costs	79,050	154,559	218,153	324,237	4,881,552
Office and general	79,677	10,709	87,236	43,008	641,319
Professional fees	26,790	14,461	64,509	26,281	601,676
	(547,889)	(349,058)	(945,066)	(767,406)	(20,143,443)
Other income
Federal income tax recovery	-	-	-	-	216,208
Gain on sale of fixed assets	-	-	-	-	23,891
Interest income	-	-	-	-	68,046

Net loss	(547,889)	(349,058)	(945,066)	(767,406)	(19,835,298)

Six month period ended October 31, 2010 Compared to Six month period ended October 31, 2009.

During the six month periods ended October 31, 2010 and 2009, we did not generate any revenue.

During the six month period ended October 31, 2010, we incurred expenses of $945,066 compared to $767,406 incurred during the six month period ended October 31, 2009 (an increase of $177,660). These expenses incurred during the six month period ended October 31, 2010 and October 31, 2009 consisted of: (i) depreciation of $29,459 (2009: $52,528); (ii) filing and transfer agent fees of $10,106 (2009: $5,823); (iii) management and administration fees of $303,007 (2009: $250,266); (iv) mineral exploration costs of $218,153 (2009: $324,237); (v) office and general of $87,236 (2009: $43,008); (vi) professional fees of $64,509 (2009: $26,281); (vii) interest expense of $116,465 (2009: $63,813); and (viii) investor relations of $116,131 (2009: $1,450).  Total expenses incurred during the six month period ended October 31, 2010 increased compared to the six month period ended October 31, 2009 primarily due to higher office and general expenses, management and administration fees, interest expense, and investor relations expense between these two periods, offset by lower mineral exploration and depreciation expenses.

Our net loss for the six month period ended October 31, 2010 was $945,066 compared to a net loss of $767,406 during the six month period ended October 31, 2009 (an increase of $177,660).  Our net loss during the six month period ended October 31, 2010 was $0.03 per share compared to a net loss $0.12 per share during the six month period ended October 31, 2009. The weighted average number of shares outstanding was 28,423,275 for the six month period ended October 31, 2010 compared to 6,147,151 for the six month period ended October 31, 2009.

Three month period ended October 31, 2010 Compared to Three month period ended October 31, 2009.

During the three month periods ended October 31, 2010 and 2009, we did not generate any revenue.

During the three month period ended October 31, 2010, we incurred expenses of $547,889 compared to $349,058 incurred during the three month period ended October 31, 2009 (an increase of $198,831). These expenses incurred during the three month period ended October 31, 2010 and October 31, 2009 consisted of: (i) depreciation of $14,660 (2009: $25,818); (ii) filing and transfer agent fees of $8,503 (2009: $2,125); (iii) management and administration fees of $155,542 (2009: $114,699); (iv) mineral exploration costs of $79,050 (2009: $154,559); (v) office and general of $79,677 (2009: $10,509); (vi) professional fees of $26,790 (2009: $14,461); (vii) interest expense of $71,036 (2009: $26,687); and (viii) investor relations of $112,631 (2009: $0).  Total expenses incurred during the three month period ended October 31, 2010 increased compared to the three month period ended October 31, 2009 primarily due to higher office and general expenses, management and administration fees ,interest expense, and investor relations expense between these two periods, offset by lower mineral exploration and depreciation expenses.

Our net loss for the three month period ended October 31, 2010 was $547,889 compared to a net loss of $349,058 during the three month period ended October 31, 2009 (an increase of $198,831).  Our net loss during the three month period ended October 31, 2010 was $0.02 per share compared to a net loss $0.04 per share during the three month period ended October 31, 2009. The weighted average number of shares outstanding was 28,445,014 for the three month period ended October 31, 2010 compared to 7,952,141 for the three month period ended October 31, 2009.

Liquidity and Capital Resources

As at the six month period ended October 31, 2010, our current assets were $168,127 and our current liabilities were $3,134,627, which resulted in a working capital deficiency of $2,966,500. As at the six month period ended October 31, 2010, current assets were comprised of $6,068 in cash, $156,667 in prepaid expenses, and $5,392 in other receivables. As at the six month period ended October 31, 2010, current liabilities were comprised of: (i) 998,918 in accounts payable and accrued liabilities; (ii) $1,441,541 due to related parties; (iii) $469,448 in promissory notes payable, and (iv) $224,720 in convertible note.

As at the six month period ended October 31, 2010, our total assets were $278,521 comprised of: (i) $168,127 in current assets; (ii) $110,386 in valuation of equipment and (iii) $8 in valuation of mineral properties, compared to total assets of $176,971 as at our year ended April 20, 2010. The increase in total assets during the six month period ended October 31, 2010 was primarily due to the increase in prepaid expenses.

As at the six month period ended October 31, 2010, our total liabilities were $3,134,627 comprised of $3,134,627 in current liabilities , compared to total liabilities of $2,288,011 as of our fiscal year ended April 30, 2010.  The increase in liabilities during the six month period ended October 31, 2010 resulted from increased liabilities related to accounts payable and accrued liabilities, promissory notes payable, convertible note, and amounts due to related parties.

Stockholders’ deficit increased from $2,111,040 as at the Company’s year ended April 30, 2010 to $2,856,106 as at October 31, 2010.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended October 31, 2010, net cash flows used in operating activities was $89,822, consisting primarily of a net loss of $945,066, adjusted by $29,459 for depreciation, $43,333 for non cash management fees and office and general expense, and $61,751 for accretion of interest on convertible notes.  Net cash flows used in operating activities was further changed by an increase in other receivables of $3,064, an increase in amounts due to related parties of $309,292, and an increase in accounts payable and accrued liabilities of $414,473.

For the six month period ended October 31, 2009, net cash flows used in operating activities was $117,450 consisting primarily of a net loss of $767,406, adjusted by $52,528 in depreciation, and $24,785 in accretion of interest on convertible notes.  Net cash flows used in operating activities was further changed by a decrease of $6,072 in other receivables, an increase in amounts due to related parties of $394,229 and an increase in accounts payable and accrued liabilities of $172,342.

Cash Flows from Investing Activities

We did not have any cash flows from investing activities for the six month period ended October 31, 2010 or for the six month period ended October 31, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the six month period ended October 31, 2010, net cash flows provided from financing activities was $61,100 compared to $116,000 for the six month period ended October 31, 2009. Cash flows from financing activities for the six month period ended October 31, 2010 consisted of $61,100 from the issuance promissory notes. Cash flows from financing activities for the six month period ended October 31, 2009 consisted of $71,000 from the issuance of  promissory notes and $45,000 from the issuance of common stock.

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

At October 31, 2010, we had cash of $6,068 and a working capital deficit of $2,966,500.  During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months.  Management anticipates that further advances and debt instruments, and equity private placements will be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity to third parties, and debt instruments from related and non-related parties.

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

Related Party Arrangements

During the six months ended October 31, 2010, we incurred $45,000 (October 31, 2009:  $45,000) to Dr. Hackman, our Vice President of Explorations and a director, for geological services rendered, of which $154,712 was owed this director at October 31, 2010 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs (April 30, 2010: $100,347).

During the six months ended October 31, 2010, we incurred to Harold Gardner, Chairman /Vice President of Business Development and a director of the Company, $45,000 (October 31, 2009: $45,000) for management of South American exploration, with such costs recorded as mineral exploration costs.  At October 31, 2010, $652,485 (April 30, 2010: $512,359 ) was owed to this director for unpaid fees and reimbursement of expenses.

During the six months ended October 31, 2010, we incurred to Mr. Brodkey, our President/Chief Executive Officer and a director of the Company, $70,689 (October 31, 2009: $73,735) for management services with respect to the administration of the Company.  At October 31, 2010, $224,196 (April 30, 2010: $152,271) was owed to this officer at for unpaid services and reimbursement of expenses.

During the six months ended October 31, 2010, we incurred to Jodi Henderson, Corporate Secretary of the Company, $20,567 (October 31, 2009: $17,139) for management services with respect to the administration of the Company.

During the six months ended October 31, 2010, we incurred a total of $117,711 (October 31, 2009 - $193,006 ) to Gareste Limitada, a private Chilean company with a director in common with us that provides exploration services to us in Chile.  An aggregate of $289,982 was owing at October 31, 2010 (April 30, 2010: $197,272).

We participate in a cost sharing arrangement with another public company, Pacific Copper Corp. (OTCBB: PPFP) (with two directors and four officers in common with us) who shares South American operating offices. The expenditures relate to shared exploration staging and administration in similar operating areas of Chile and Peru including shared site offices and staff in each country, and in the United States. During the fiscal year ended April 30, 2009, a total of $430,000 was advanced to us from Pacific Copper Corp. by way of demand promissory notes.  This amount is unsecured, bears no interest and is repayable on demand. As at October 31, 2010, $120,166 remains outstanding to Pacific Copper Corp. (April 30, 2010: $160,000).

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in mineral concession maintenance payments from Pan American Lithium Corp. (TSX-V: PL)  (“Pan American”) in connection with an agreement relating to the Piedra Parada concessions owned by Zoro. Pan American has one director and three officers in common with the Company. As of October 31, 2010 the Company has received payments totaling $28,000 from Pan American.

Convertible and Promissory Notes

On October 31, 2008, the Company issued a $200,000 6% convertible note with a term to October 31, 2010 convertible into units at $3.20 per unit for a period of two years.  Each unit is comprised of one common share and one share purchase warrant exercisable for at $5 per share for a two year term from the date of conversion. The convertible debt was allocated between its debt and equity components on a relative fair value basis with the fair value of the debt portion ($115,974) being determined based on an estimated fair value discount rate of 15% and the fair value of the equity portion ($84,026) being determined using the Black-Scholes pricing model for the embedded share and warrant issuable upon conversion, and utilizing an expected life of 2 years, a risk free interest rate average of 1.56%, a dividend yield of 0%, and an expected volatility of 140%.  On October 31, 2009, the parties to the convertible note changed the conversion rights of accrued interest and principal to enable conversion by the holder at the rate of US$0.40 per post consolidation share without the requirement for issuance of warrants on conversion. The Company will record further interest expense above the stated 6% per annum rate over the term of the convertible note of $84,026 resulting from the difference between the stated value and carrying value at the date of issuance using the effective interest rate method.  At October 31, 2010, $151,421 in accretion interest has been recorded corresponding to an aggregate convertible note carrying value at that date of $224,720.

During the year ended April 30, 2009, the Company borrowed $437,000 from an unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing. During the year ended April 30, 2010, the Company borrowed an additional $114,833 from this unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. During the six months ended October 31, 2010, the Company borrowed an additional $61,100 from this unrelated company by way of promissory notes bearing interest at 10% per annum and due twelve months from signing.  At October 31, 2010 the balance owing including interest was $392,436 (April 30, 2010: $326,069).

During the year ended April 30, 2009, the Company borrowed $48,529 from an unrelated company by way of promissory notes bearing interest at a rate of 8% per annum and due six months from signing. During the year ended April 30, 2010, the Company borrowed an additional $19,000 from this unrelated company by way of a promissory note bearing interest at 8% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. At October 31, 2010, the balance owing including interest was $42,545 (April 30, 2010: $40,972).

During the year ended April 30, 2010, the Company borrowed $32,000 at 8% interest from unrelated companies. At October 31, 2010, the balance owing including interest was $34,467 (April 30, 2010: $33,550).

Lease Agreement Guarantor

We have guaranteed the remaining lease term at previous premises previously occupied in Tucson.  The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a previously related party lessee (a company which at the time had one director in common with the Company), to pay for the entire lease relating to the Company’s Tucson office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at April 30, 2010, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and the lessee subsequently moved offices. The potential liability, if any, as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is presently not determinable and the Company has not been advised of the results, if any, of negotiations by the lessee to settle this potential liability with the landlord.

Corporate Support Agreement

Effective January 1, 2007 as dated May 1, 2007, our Board of Directors, pursuant to unanimous written consent in lieu of a meeting, authorized and approved the execution of an eighteen month corporate support agreement (the “Corporate Support Agreement”) with Sweetwater Capital Corp., a private company organized under the laws of the Province of British Columbia, Canada (“SCC”). In accordance with the terms and provisions of the Corporate Support Agreement: (i) SCC shall provide us with corporate services including, but not limited to, furnished offices, communication services, support services, personnel, and other incidental services in order for us to be able to perform our corporate business operations and activities in Vancouver, British Columbia; (ii) SCC shall further provide at our request financial services, bookkeeping and accounting services, formulation of budget plans, establishment of financial relationships, and preparation and maintenance of proper accounting records; and (iii) we shall pay SCC the aggregate monthly sum of CDN$15,000 plus goods and services tax. Effective December 31, 2008, the monthly amount of the contract was modified to US$12,000 per month.  Effective August 1, 2010, the monthly amount was changed to $8,400 per month. The corporate support agreement’s contract term has lapsed and services continue to be provided on a month to month basis.

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

Property Acquisition Agreement

Effective February 23, 2010, the Company entered into an Asset Purchase Agreement with two vending parties to acquire a 100% interest in three property mineral exploration concessions as an extension to the Company’s existing Yura gold prospect located 30 kilometers west of Arequipa, Peru (the “Fortuna Properties”). Harold Gardner, an officer and Director of the Company, is an indirect minority shareholder of one of the vending parties. Subject to final due diligence and other customary closing conditions for the Fortuna Properties, the Company plans to (i) issue 6,000,000 restricted shares of its common stock to the Vending Parties; (ii) pay to the Vending Parties $100,000 prior to the closing of the acquisition, $125,000 at the closing date, and $100,000 six months from the closing date; and (iii) grant to the Vending Parties, a 2.5% net smelter return (“NSR”) royalty on the proceeds of any production from the Fortuna Properties capped at $20,000,000, 1.5% of which can be repurchased by the Company at any time before commencement of any production for the sum of $8,000,000. The NSR also calls for an advance minimum yearly payment of $100,000 to the Vending Parties, which amounts are credited against any royalties ultimately payable.

Consulting Agreements

The Company has entered into an agreement dated August 17, 2010 with a consultant who will provide investor relations services for a term of nine months at a cost of $7,500 per month. The Company will also issue 200,000 shares of its common stock to the consultant when the agreement is completed.

The Company has entered into an agreement dated September 22, 2010 with a consultant who will provide website and communications services for a term of six months at a total  cost of $240,000. The company will pay $40,000 in cash and has issued 250,000 common shares to the consultant for a value of $200,000, being the fair value of the services to be provided.

The Company has entered into an agreement dated October 11, 2010 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will issue  200,000 shares of its commons stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of  the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant.

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

As of October 31, 2010, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as at our year ended April 30, 2010, as disclosed is our Annual Report on Form 10-K for our fiscal year ended April 30, 2010, which may be considered to be material weaknesses and which had not been resolved as of October 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the six month period ended October 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During our quarter ended October 31, 2010, we issued 250,000 shares of our common stock at a deemed price of $0.80 per share to a consultant pursuant to a consulting agreement.  We relied on an exemption from registration for accredited investors under Rule 506 of Regulation D of the Securities Act and/or Section 4(2) of the Securities Act.

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

ZORO MINING CORP.

By:	/s/ Andrew Brodkey Andrew Brodkey Chief Executive Officer, President and a director

Date: December 20, 2010

By:	/s/ Jas Butalia
Jas Butalia
Chief Financial Officer

Date: December 20, 2010