Form 10-Q
period 2011-01-31
Zoro Mining Corp.
filed 2011-03-22
CIK 1329484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  28,651,536 shares of common stock as of March 21, 2011.

ZORO MINING CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
January 31, 2011

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries  and other factors.  Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended April 30, 2010, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC").  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

- i -

Item 1.                      Financial Statements

The following unaudited interim financial statements of Zoro Mining Corp. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

ZORO MINING CORP.

(An Exploration Stage Company)

Interim Consolidated Financial Statements
January 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared By Management)
Interim Consolidated Balance Sheets as at January 31, 2011 (unaudited) and April 30, 2010 (audited)

Interim Consolidated Statements of Operations and Comprehensive Loss for the nine months and three months endedJanuary 31, 2011 and January 31, 2010 and for the period from inception (April 20, 2004) to January 31, 2011

Interim Consolidated Statements of Cash Flows for the nine months ended January 31, 2011 and January 31, 2010 and for the period from inception (April 20, 2004) to January 31, 2011

Interim Consolidated Statement of Stockholders' Equity and Deficiency for the period from inception (April 20, 2004) to January 31, 2011

Condensed Notes to the Interim Consolidated Financial Statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets as at January 31, 2011 (unaudited) and April 30, 2010 (audited)
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared By Management)
	January 31, 2011 $	April 30, 2010 $
CURRENT ASSETS
Cash	8,169	34,790
Prepaid expenses (note 8)	56,668	-
Other receivables	9,078	2,328
Total Current Assets	73,915	37,118
EQUIPMENT (Note 4)	95,849	139,845
MINERAL PROPERTIES (Note 3)	8	8
TOTAL ASSETS	169,772	176,971

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	1,169,246	592,202
Promissory notes payable (Note 6)	482,094	400,591
Convertible Note (Note 6)	228,091	-
Due to related parties (Note 5)	1,586,840	1,132,249
Total Current Liabilities	3,466,271	2,125,042
CONVERTIBLE NOTE (Note 6)	-	162,969
Total Liabilities	3,466,271	2,288,011

Stockholders' Deficiency
Capital stock (Note 7) 180,000,000 common shares authorized, $0.00001 par value
28,651,536 shares issued and outstanding (April 30, 2010 - 28,401,536)	1,112	1,110
Additional paid-in capital	16,816,879	16,616,881
Equity component of convertible notes (Note 5)	126,701	126,701
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(20,275,691)	(18,890,232)
Total Stockholders' Deficiency	(3,296,499)	(2,111,040)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	169,772	176,971

GOING CONCERN    (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 8)
RELATED PARTY TRANSACTIONS (Note 5)
SUBSEQUENT EVENTS (NOTE 9)

The accompanying notes are an integral part of the interim consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and comprehensive loss for nine months and three months ended January 31, 2011 and January 31, 2010 and for the period from inception (April 20, 2004) to January 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared By Management)
	For the Three months Ended January 31, 2011	For the Three months Ended January 31, 2010	For the Nine months Ended January 31, 2011	For the Nine months Ended January 31, 2010	Cumulative since inception to January 31, 2011
	$	$	$	$	$
Expenses
Bad Debt	-	-	-	-	136,250
Depreciation	14,537	25,819	43,996	78,347	300,555
Donated services	-	-	-	-	25,500
Filing and transfer agent fees	3,151	2,224	13,257	8,047	50,760
Impairment of mineral property costs	-	9,699,998	-	9,699,998	10,756,200
Interest expense	31,986	33,705	148,451	97,518	405,371
Investor relations	122,499	10,000	238,630	11,450	397,547
Management and administration fees(Note 5)	140,472	135,868	443,479	386,134	2,259,358
Mineral exploration costs (Note 3)	98,540	121,190	316,693	445,427	4,980,092
Office and general (Note 5)	23,632	21,966	110,868	64,974	664,951
Professional fees	5,576	17,197	70,085	43,478	607,252
	(440,393)	(10,067,967)	(1,385,459)	(10,835,373)	(20,583,836)
Other income
Federal income tax recovery	-	-	-	-	216,208
Gain on sale of fixed assets	-	-	-	-	23,891
Interest income	-	-	-	-	68,046

Net loss	(440,093)	(10,067,967)	(1,385,459)	(10,835,373)	(20,275,691)

Basic and dilutedloss per common share	(0.02)	(0.50)	(0.05)	(1.00)

Weighted average number of common shares outstanding - basic and diluted	28,651,536	20,286,101	28,499,362	10,844,314

The accompanying notes are an integral part of the interim consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows for the nine months ended January 31, 2011 and January 31, 2010 and for the period from inception (April 20, 2004) to January 31, 2011
Amounts Expressed in U.S. dollars
(Unaudited - Prepared by Management)

	For the Nine months Ended January 31, 2011 $	For the Nine months Ended January 31, 2010 $	From April 20, 2004 (Date of Inception) to January 31, 2011 $
Cash Flows Used In Operating Activities
Net loss	(1,385,459)	(10,835,373)	(20,275,691)
Adjustments to reconcile net loss to cash used in operating activities:
Federal income tax recovery	-	-	(216,208)
Depreciation	43,996	78,347	300,555
Non-cash management fees and investor relations expense	143,582	-	472,875
Accrued interest income	-	-	(11,250)
Gain on sale of fixed assets	-	-	(23,891)
Accretion of interest on convertible note	61,751	45,482	151,421
Bad debt	-	-	136,250
Impairment of mineral properties	-	9,699,998	10,756,200
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in operating assets and liabilities:
Decrease (increase) in other receivables	(6,750)	6,072	(9,078)
Increase in due to related parties	464,592	551,743	2,621,208
Increase in accounts payable and accrued liabilities	566,793	247,486	1,433,465
Net Cash Used in Operating Activities	(111,495)	(206,245)	(4,629,644)

Cash Flows Used In Investing Activities
Purchase of equipment	-	-	(518,513)
Proceeds from Sale of Equipment	-	-	146,000
Loan receivable	-	-	(125,000)
Net Cash Used In Investing Activities	-	-	(497,513)

Cash Flows From Financing Activities
Promissory note payable	84,874	86,000	933,236
Convertible note	-	-	200,000
Proceeds from common stock issuances and subscriptions	-	136,600	4,002,090
Net Cash From Financing Activities	84,874	222,600	5,135,326

Increase (Decrease) in Cash	(26,621)	16,355	8,169
Cash - Beginning	34,790	4,485	-
Cash - Ending	8,169	20,840	8,169

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-
Shares issued for services (note 8)	143,332

The accompanying notes are an integral part of the interim consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statement of Stockholders' Equity and Deficiency
From April 20, 2004 (Date of Inception) to January 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared By Management)

			Additional Paid-in	Equity Component of Convertible	Common Stock Subscrip-	Deficit Accumulated During the Exploration	Don- ated
	Common Stock		Capital	Debt	tions	Stage	Capital	Total
	#	$	$	$	$	$	$	$
Balance - April 20, 2004 (Date of Inception)	-	-	-	-	-	-	-	-
Issuance of common shares for cash at $.0002/share	7,200,000	1,440	(1,400)	-	(40)	-	-	-
Net loss for the period	-	-	-	-	-	(1,858)	-	(1,858)
Balance - April 30, 2004	7,200,000	1,440	(1,400)	-	(40)	(1,858)	-	(1,858)
Issuance of common shares for cashat $.0002/share	1,800,000	360	(350)	-	(10)	-	-	-
Share subscriptions received	-	-	-	-	40	-	-	40
Donated rent and services	-	-	-	-	-	-	10,500	10,500
Net loss for the year	-	-	-	-	-	(32,480)	-	(32,480)
Balance - April 30, 2005	9,000,000	1,800	(1,750)	-	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	-	-	-	-	10	-	-	10
Donated rent and services	-	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	-	(12,690)	-	(12,690)
Balance - April 30, 2006	9,000,000	1,800	(1,750)	-	-	(47,028)	22,500	(24,478)
Issuance of common shares for cashat $0.0544/share	1,822,500	364	100,886	-	-	-	-	101,250
Share subscriptions received	-	-	-	-	2,600,000	-	-	2,600,000
Donated rent and services	-	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	-	(220,450)	-	(220,450)
Balance - April 30, 2007	10,822,500	2,164	99,136	-	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit (Note 8(a))	157,514	32	3,765,908	-	(2,600,000)	-	-	1,165,940
Share cancellation (Note 8(a))	(6,642,500)	(1,328)	1,328	-	-	-	-	-
Fair value of warrants issued for mineral properties (Note 4)	-	-	840,000	-	-	-	-	840,000
Fair value of warrants issued for services (Note 8(b))	-	-	209,293	-	-	-	-	209,293

Net loss	-	-	-	-	-	(3,539,499)	-	(3,539,499)
Balance - April 30, 2008	4,337,514	868	4,915,665	-	-	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	-	-	-	-	120,000
Equity component of convertible note	-	-	-	84,026	-	-	-	84,026
Net loss	-	-	-	-	-	(3,412,934)	-	(3,412,934)
Balance - April 30, 2009	4,345,014	869	5,035,664	84,026	-	(7,219,911)	34,500	(2,064,852)
Shares issued in exchange for retirement of notes and other debt (Note 8)	4,366,522	45	1,746,563	-	-	-	-	1,746,608
FV adjustment on convertible note - (Note 7)	-	-	-	42,675	-	-	-	42,675
Shares issued for private placement at $0.50 per unit (Note 8)	290,000	3	134,847	-	-	-	-	134,850
Shares issued for mineral properties at $.50 (Note 8)	19,400,000	193	9,699,807	-	-	-	-	9,700,000
Net loss	-	-	-	-	-	(11,670,321)	-	(11,670,321)
Balance - April 30, 2010	28,401,536	1,110	16,616,881	126,701	-	(18,890,232)	34,500	(2,111,040)
Issuance of common shares for services	250,000	2	199,998	-	-	-	-	200,000
Net loss	-	-	-	-	-	(1,385,459)	-	(1,385,459)
Balance - January 31, 2011	28,651,536	1,112	16,816,879	126,701	-	(20,275,691)	34,500	(3,296,499)

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009 (refer to Note 1).

The accompanying notes are an integral part of the interim consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management)
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
January 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management)
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and ultimately the attainment of profitable operations. As at January 31, 2011, the Company has accumulated losses of $20,275,691 since inception and has a working capital deficiency of $3,392,356. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In conjunction with the April 22, 2009 reverse share consolidation, the Company plans to finance its activities utilizing debt and equity instruments that should be more favorably received by the investment community due to the corporate restructuring. On August 17, 2009 the Company settled some of its existing debts with equity in order to reduce current liabilities and improve the overall financial condition of the Company.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management)
3.	Mineral Properties

Mineral exploration costs by area of exploration for the nine months ended January 31, 2011 and 2010 were as follows:

	Nine months ended January 31, 2011	Nine months ended January 31, 2010
Chile
Drilling	$-	$-
Field supplies	3,325	4,005
Geological, mapping and survey	3,247	51,566
Property maintenance	2,333	16,464
Site administration	262,898	299,211
Travel	29,890	25,431
	301,693	396,677
Peru
Field supplies	-	-
Geological, mapping and survey	-	-
Property maintenance	-	-
Site administration	15,000	33,750
Travel	-	-
	15,000	33,750
Mexico
Geological, mapping and survey	-	-
Property maintenance	-	-
Site administration	-	15,000
	-	15,000
Total	$316,693	$445,427

4.	Equipment

Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.

	Cost January 31, 2011	Accumulated Depreciation January 31, 2011	Net Book Value January 31, 2011	Net Book Value April 30, 2010
North America
Computers	$7,020	$7,020	$-	$612
South America
Computers	3,315	3,221	94	621
Furniture	12,639	8,153	4,486	6,342
Exploration equipment	14,204	9,837	4,367	6,395
Vehicles	105,752	62,850	42,902	57,873
Earth moving equipment	159,999	115,999	44,000	68,002
	295,909	200,060	95,849	139,233
Total	$302,929	$207,080	$95,849	$139,845

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management

5.	Related Party Transactions

During the nine months ended January 31, 2011, the Company incurred the following amounts to officers, directors, and other related parties to the Company.  All unpaid balances due to related parties are unsecured, and only cash advances may bear interest at stated rates of 8-10% per annum simple interest if formalized into promissory notes.

a)       incurred $67,500 (January 31, 2010: $67,500) to a director and officer of the Company for geological services rendered.  An aggregate of $185,804 (April 30, 2010: $100,347) was owed this director at January 31, 2011 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs;

b)       incurred to a director and officer of the Company $67,500 (January 31, 2010: $67,500) for management of South American exploration with such costs recorded as mineral exploration costs.  An aggregate of $706,353 (April 30, 2010: $512,359) was owed to this director at January 31, 2011 for unpaid fees and reimbursement of expenses;

c)       incurred to a director and officer of the Company $106,033 (January 31, 2010: $110,636) for management services with respect to the administration of the Company.  An aggregate of $226,370 (April 30, 2010: $152,271) was owed to this officer at January 31, 2011 for unpaid services and reimbursement of expenses;

d)       paid an officer of the Company $30,850 (January 31, 2010: $27,423) for administrative services;

e)       the Company incurred a total of $190,875 (January 31, 2010: $252,743) to a private Chilean company with a director in common that provides exploration services to the Company in Chile, with such costs recorded as exploration costs in Chile, South America.  An aggregate of $363,147 (April 30, 2010: $197,272) was owing at January 31, 2011;

f)       paid an officer of the company $37,119 (January 31, 2010: $34,998) for accounting services.

The Company participates in a cost sharing arrangement with another public company, Pacific Copper Corp. (OTCBB: PPFP) that has three directors and four officers in common with the Company and shares South American operating offices. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices and staff in each country. During the year ended April 30, 2009 Pacific Copper loaned the Company $430,000 secured by non-interest bearing promissory notes of which $105,166 was owing as at January 31, 2011 (April 30, 2010: $160,000) (Note 6).

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in mineral concession maintenance payments from Pan American Lithium Corp. (TSX-V: PL) ("Pan American") in connection with an agreement relating to the Piedra Parada concessions owned by Zoro. Pan American has one director and three officers in common with the Company. During the nine months ended January 31, 2011 the Company has received payments totaling $18,000 from Pan American.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management)
6.	Convertible and Promissory Notes

Convertible Notes

On October 31, 2008, the Company issued a $200,000 6% convertible note with a term to January 31, 2011 convertible into units at $3.20 per unit for a period of two years.  Each unit is comprised of one common share and one share purchase warrant exercisable at $5 per share for a two year term from the date of conversion. The convertible debt was allocated between its debt and equity components on a relative fair value basis with the fair value of the debt portion ($115,974) being determined based on an estimated fair value discount rate of 15% and the fair value of the equity portion ($84,026) being determined using the Black-Scholes pricing model for the embedded share and warrant issuable upon conversion, and utilizing an expected life of 2 years, a risk free interest rate average of 1.56%, a dividend yield of 0%, and an expected volatility of 140%.  On January 31, 2010, the parties to the convertible note changed the conversion rights of accrued interest and principal to enable conversion by the holder at the rate of US$0.40 per post consolidation share without the requirement for issuance of warrants on conversion. The Company will record further interest expense above the stated 6% per annum rate over the term of the convertible note of $84,026 resulting from the difference between the stated value and carrying value at the date of issuance using the effective interest rate method.  At January 31, 2011, $154,792 in accretion interest has been recorded corresponding to an aggregate convertible note carrying value at that date of $228,091.

Promissory Notes

During the year ended April 30, 2009, the Company borrowed $437,000 from an unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing. During the year ended April 30, 2010, the Company borrowed an additional $113,565 from this unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. During the nine months ended January 31, 2011, the Company borrowed an additional $64,600 from this unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing.  At January 31, 2011 the balance owing including interest was $403,705 (April 30, 2010: $326,069).

During the year ended April 30, 2009, the Company borrowed $48,529 from an unrelated company by way of promissory notes bearing interest at a rate of 8% per annum and due nine months from signing. During the year ended April 30, 2010, the Company borrowed an additional $19,000 from this unrelated company by way of a promissory note bearing interest at 8% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. At January 31, 2011, the balance owing including interest was $43,331 (April 30, 2010: $40,972).

During the year ended April 30, 2010, the Company borrowed $32,000 at 8% interest from unrelated companies. At January 31, 2011, the balance owing including interest was $35,058 (April 30, 2010: $33,550).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management)
7.	Capital Stock

a)       During the nine months ended January 31, 2011, the Company issued 250,000 shares of its common stock under a consulting agreement (note 8). During the same period the Company did not grant any stock options or warrants.

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

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007	-	-	-
Granted during the year	436,060	21.37	2.00
Balance, April 30, 2008	436,060	21.37	1.22
Granted during the year	-	-	-
Balance, April 30, 2009	436,060	21.37	0.22
Granted during the year	306,800	.75	1.58
Expired during the year	(436,060)	14.00	-
Balance, April 30, 2010	306,800	.75	1.58
Granted during the year	-	-	-
Balance, January 31, 2011	306,800	.75	.83

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management)

8.       Commitments and Contingencies

On May 1, 2007, the Company entered into a corporate support services agreement effective January 1, 2007 with a third party to perform office and administrative services for approximately $12,000 per month. Effective August 1st, 2010, the monthly amount has been changed to $8,400.

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company which at the time had one director in common with the Company), to pay for the entire lease relating to the Company's Tucson, Arizona office until the end of the lease term through January 31, 2011 or as amended or renewed.  As at April 30, 2010, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and subsequently moved offices. The potential liability, if any, as a result of the lessee's default due to joint and severable provisions relating to the lease guarantee is presently not determinable, and the Company has not been advised of the results, if any of negotiations by the lessee to settle this potential liability with the landlord.

On January 20, 2010 a vendor entered into a contract with the Company to provide financing and capital markets advisory services with the goal of raising equity funding for the Company. The term of the contract is from signing until January 31, 2011 and automatically renews in 90 day increments unless and until cancelled by either party. In consideration the Company agreed to pay the vendor a retainer fee of $10,000 plus 8% of any equity financing secured by the vendor. In the event the equity financing occurs with an entity introduced by certain excluded entities, the fee is reduced to 3%. In addition, the Company has agreed to issue the vendor share purchase warrants equal to 10% of the securities sold in such equity financing at a price of $0.70 and expiry date which is 3 years from the issue date. In the event the vendor secures debt financing, the fees paid to the vendor are as follows; 8% of the first $2,000,000, plus 6% of proceeds between, $2,000,001 and $7,000,000 if any, plus 4% of proceeds in excess of $7,000,000 if any. Subsequent to January 31, 2011 the Company formally terminated this agreement.

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

Subject to final due diligence and other customary closing conditions for the Fortuna Properties, the Company plans to (i) issue 6,000,000 restricted shares of its common stock to the Vending Parties; (ii) pay to the Vending Parties $100,000 prior to the closing of the acquisition, $125,000 at the closing date, and $100,000 nine months from the closing date; and (iii) grant to the Vending Parties, a 2.5% net smelter return ("NSR") royalty on the proceeds of any production from the Fortuna Properties capped at $20,000,000, 1.5% of which can be repurchased by the Company at any time before commencement of any production for the sum of $8,000,000. The NSR also calls for an advance minimum yearly payment of $100,000 to the Vending Parties, which amounts are credited against any royalties ultimately payable.

The Company has entered into an agreement dated August 17, 2010 with a consultant who will provide investor relations services for a term of nine months at a cost of $7,500 per month. The Company will also issue 200,000 shares of its commons stock to the consultant when the agreement is completed. As of January 31, 2011 the Company is in negotiations to terminate this agreement.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management)

8.       Commitments and Contingencies, continued

The Company has entered into an agreement dated September 22, 2010 with a consultant who will provide website and communications services for a term of nine months at a total cost of $240,000.

The company will pay $40,000 in cash and has issued 250,000 common shares to the consultant for a value of $200,000 being the fair value of the services to be provided. The company has recorded proportionate investor relation expenses of $143,332 during the period ended January 31, 2011. The unexpended balance ($56,668) is shown as a prepaid expenses and will be amortized over the term of the consulting agreement.

The Company has entered into an agreement dated October 11, 2010 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will cause the delivery of 200,000 shares of its common stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant.

9.       Subsequent Events

The following is a list of events subsequent to January 31, 2011 and not previously discussed in the notes.

On February 14, 2011, the Company entered into a Securities Purchase Agreement with an unrelated party providing for the issuance of a Convertible Promissory Note in the principal amount of $42,500 and bearing interest at an annual rate of 8% and maturing nine months after the date of issuance (the "Note"). The holder has the right to convert the outstanding principal and interest of the Note at any time between the date that is six months from the date of issuance and the date of maturity. The conversion price will be determined by multiplying the "Market Price" by 58% representing a 42% discount. The Market Price will be determined by taking the average of the lowest 3 trading prices in the ten days preceding the conversion date. The issuer has the right to prepay the aggregate of the principal and interest (the "Total") of and retire the Note by paying 130% of the Total within 60 days of issuance, 135% of the Total between the 61st and 90th day following the date of issue, 140% of the Total between the 91st and 120th day following the date of issue, 150% of the Total between the 121st and 180th day following the date of issue, and 175% of the Total between the 181st day and the date of maturity,

On February 3, 2011, the Company entered into an agreement with a consultant who will act as a non-exclusive placement agent to arrange the sale of shares of the Company's common stock and other securities to institutional and/or accredited investors on behalf of the Company. The term of the contract is for a period of twelve months. The Company shall pay the consultant a cash placement fee of ten percent for the first closing and then eight percent for later closings on the gross proceeds received by the Company in connection with financings arranged by the consultant. In addition, a $15,000 due diligence fee was paid by the Company to the consultant and the fee is creditable against future cash placement fees. In connections with the financings the Company agreed to issue to the consultant warrants to purchase such number of the shares of the Company's commons stock equal to ten percent of the aggregate number of shares issued in connection with the financings. The warrants issued to the consultant shall bear identical terms as the warrants issued pursuant to the financings.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended January 31, 2011 and 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended January 31, 2011 and 2010.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview of our Business

We were incorporated under the laws of the State of Nevada on April 20, 2004 under the name "Rochdale Mining Corp". Effective March 19, 2007, we merged with a wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of Merger filed with the Nevada Secretary of State.  The merger was in the form of a parent/subsidiary merger with Rochdale Mining Corp. as the surviving corporation.  Upon completion of the merger, our corporate name was changed to "Zoro Mining Corp." and our Articles of Incorporation were amended to reflect this name change. Our shares of common stock are quoted on the Over-the-Counter Bulletin Board under the symbol "ZORM.OB".

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

Subsidiaries

During May 2007 through July 2007 and in accordance with applicable local laws and regulations in Chile, Peru and Mexico, we incorporated three wholly-owned subsidiaries in Chile, Peru and Mexico as follows: Sociedad Zoro Chile Limitada, in Chile; Zoro Mining SAC, in Peru; and Aravena Mexicana, SA in Mexico. We have completed property transfers in Chile, and have prepared for the transfer of title to our property interests in Peru to Zoro Mining SAC pending payment of required fees.  Property transfers in Mexico are pending from Aravena Internacional SA to Aravena Mexicana SA pending the payment of required fees.

Current Business Operations

We are a natural resource exploration company currently engaged in the exploration and acquisition of property located in South America and Mexico. We plan to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. We currently have interests in an aggregate of approximately 34,215 acres located in Chile, approximately 5,224 acres in Peru, and a further 6,822 acres located in Mexico, targeting gold, copper and platinum.

Our current acreage and location of our property is summarized as follows:

Location	Project	Exploration Target	Concession Hectares/Acres
Sonora, Mexico	The Las Animas Project	Gold, Copper	2,761/6,822
Chile, South America	The Escondida Project	Gold, Platinum	2,050/5,063
Chile, South America	Don Beno Project	Gold, Copper	5,900/14,574
Chile, South America	Sierra Fritis Project	Gold, Copper	2,300/5,683
Chile, South America	Piedra Parada Project	Gold, platinum group metals	3,600/8,895(1)(2)
Peru, South America	The Yura Project	Gold	2,114/5,224(3)
		Total Net Hectares/Acres:	18,725/46,261

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

(3)        Yura Project interests have been executed for transfer by the vendors and have been submitted to Zoro's Peruvian subsidiary's (Zoro Mining SAC) property transfer notary to complete the transfer, pending the payment of required fees. Zoro will also obtain a 100% interest in the Fortuna claims at Yura (an additional 1,497 hectares) when it closes the Asset Purchase Agreement dated February 23, 2010.

The Company's properties are discussed in greater detail in the Company's Annual Report on Form 10-K for the Company's fiscal year ended April 30, 2010.  The Company has been concentrating its exploration initiatives primarily in Peru on its Yura gold prospect and in Chile on its Don Beno gold and copper project and its Escondida gold and platinum project.

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

Proposed Budget Phase 1

Activity	Description	Total
Geology
Geologic Mapping	60days @ $700/day	$42,000
Structural Analysis	10days @ $700/day	$7,000
Landsat Imagery & thematic analysis	Est. $25,000	$25,000

Geochemistry
Rock chip sampling	45 days @ $500/day	$22,500
Rock chip analyses	15 smpls/day x 45 x $35	$23,625

Geophysical Surveys
Aeromagnetic Survey	15 days est. $35,000	35,000
Radiometrics Survey	Est. $50,000	$50,000
Ground magnetometry+report	20 days @ $ 700/day	$14,000
SubTotal		$219,125
Contingency @ 10%		21,913
Phase 1 Total		$241,038

Proposed Budget Phase 2

Activity	Description	Total
Drill Program
Drill Mobilization Costs		$25,000
Core Drilling	$3000 m's x 100/m	$300,000

Geological & supervision	35 days @ $700	$24,500
Analyses - rock	1500 samples at $35/sample	$52,500

Support
Misc. supplies & materials	Estimate	$5,000
Food & Lodging, 2 personnel	Estimate 60 days @ $300/day	$18,000
Vehicles	Estimate 70 days @ $200/day	$14,000
	Subtotal	$439,000
Contingency @ 10%		$43,900
Total		$482,900

Escondida Project

The recommended two-phase exploration program at the Escondida property is estimated at $92,400 for Phase 1, and $437,800 for Phase 2 if justified. The program total is $530,200. The tables below provide a breakdown of projected expenditures for the proposed mapping and geochemical surveys, with follow-up drilling if merited.

Proposed Budget Phase 1

Description	Explanation	Mth 1	Mth 2	Mth 3	Mth 4	Mth5	Mth 6	SbTot
Personnel
	Sr.Geol-2mos, $750/day	7500	7500		7500			$22,500
	Jr. Geol-4mos,$350/day		7000	7000	7000			$21,000
Logistics
	Food & Lodging est$25/day	250	1000	500	750			$2,500
	Travel-Sr. Geol expat	2000						$2,000
	Travel-Jr. Geol		500					$500
	Vehicle-est $1500/mo	1500	1500	1500	1500			$6,000
Field Activities
	Mapping- purch imagery est $2500	2500						$2,500
	Thin sections/Microprobe			2500				$2,500
	Trenching- excavator		10000	10000				$20,000
	Geochemistry-est 100smpls, $25ea				2500			$2,500
Office & Analysis
	Computer entry & analysis				1,000			$1,000
	Report & Recommend-Sr Geol				1,000			$1,000

						Subtot		$84,000
						10%cont		$8,400
						Ph 1 Tot		$92,400

Phase 2 Drill Program

Description	Explanation	Mth 1	Mth 2	Mth 3	Mth 4	Mth5	Mth 6	SbTot
Personnel
	Sr.Geol-1/2mos, $750/day					3750	3750	$7,500
	Jr. Geol-1mos,$350/day					7000		$7,000
Logistics
	Food & Lodging est$25/day					500		$500
	Travel-Sr. Geol expat					2000		$2,000
	Travel-Jr. Geol					500		$500
	Vehicle-est $1500/mo					1500	1500	$3000
Field Activities
	Drilling - 2500m H core@ $125/m					312500		$312,500
	Field supplies					500		$500
	Drill Geochem-2500smpls, $25ea						62,500	$62,500

Office & Analysis							1000	$1,000
	Computer entry & analysis						1000	$1,000
	Report & Recommend-Sr Geol
						Sbtot		$398,000
						10% cont		$39,800
						Ph 2 Tot		$437,800
						Tot Prgm		$530,200

Yura Project

The recommended exploration program at the Yura property is estimated at $384,450 for Phase 1 and $760,650 for Phase 2. The table below provides a breakdown of projected expenditures for the proposed geochemical and geophysical surveys, along with follow-up drilling.

Phase 1 Proposed Budget

Activity	Description	Total
Geology
Geologic Mapping	60days @ $700/day	$42,000
Aerial photography detailed mapping	15days@$700/day	$10,500
Landsite & thematic imagery analysis	Acq., analysis	$32,500
Geochemistry
collection	2geos-120days@ $500	$60,000
analysis	1500smpls@$50ea	$75,000
Trenching & Roads
Trenching	30days@$125/hr	$30,000
Roads	30days@$125/hr	$30,000
Bulk Sample
Collection	500kg est	$2,500
Analysis	Mult testwork est	$15,500
Logistics
Vehicles	Assume 3, 1500/mo*3	$13,500
Food & Lodging	90days, 2geos, $125/day	$22,500
Field Supplies	Estimate	$5,000
Office- report & target defin.	15days@$700/day	$10,500
Subtotal		$349,500
10%contingency		$34,950
Phase 1 total		$384,450

Phase 2 Proposed Budget

Activity	Description	Total
Drill Program
Drill Mobilization Costs		$25,000
Core Drilling	$5000 m's x 100/m	$500,000

Geological & supervision	60 days @ $700	$42,000
Analyses - rock	2,500 samples at $35/sample	$87,500

Support
Misc. supplies & materials	Estimate	$5,000
Food & Lodging, 2 personnel	Estimate 60 days @ $300/day	$18,000
Vehicles	Estimate 70 days @ $200/day	$14,000
	Subtotal	$691,500
Contingency @ 10%		$69,150
Total		$760,650

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the nine month period ended January 31, 2011 and January 31, 2010, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

The following table sets forth selected financial information for the periods indicated.

	For the Three months Ended January 31, 2011	For the Three months Ended January 31, 2010	For the Nine months Ended January 31, 2011	For the Nine months Ended January 31, 2010	Cumulative since inception to January 31, 2011
	$	$	$	$	$
Expenses
Bad Debt	-	-	-	-	136,250
Depreciation	14,537	25,819	43,996	78,347	300,555
Donated services	-	-	-	-	25,500
Filing and transfer agent fees	3,151	2,224	13,257	8,047	50,760
Impairment of mineral property costs	-	9,699,998	-	9,699,998	10,756,200
Interest expense	31,986	33,705	148,451	97,518	405,371
Investor relations	122,499	10,000	238,630	11,450	397,547
Management and administration fees	140,472	135,868	443,479	386,134	2,259,358
Mineral exploration costs	98,540	121,190	316,693	445,427	4,980,092
Office and general	23,632	21,966	110,868	64,974	664,951
Professional fees	5,576	17,197	70,085	43,478	607,252
	(440,393)	(10,067,967)	(1,385,459)	(10,835,373)	(20,583,836)
Other income
Federal income tax recovery	-	-	-	-	216,208
Gain on sale of fixed assets	-	-	-	-	23,891
Interest income	-	-	-	-	68,046

Net loss	(440,393)	(10,067,967)	(1,385,459)	(10,835,373)	(20,275,691)

Nine month period ended January 31, 2011 Compared to Nine month period ended January 31, 2010.

During the nine month periods ended January 31, 2011 and 2010, we did not generate any revenue.

During the nine month period ended January 31, 2011, we incurred expenses of $1,385,459 compared to $10,835,373 incurred during the nine month period ended January 31, 2010 (a decrease of $9,449,914). These expenses incurred during the nine month period ended January 31, 2011 and January 31, 2010 consisted of: (i) depreciation of $43,996 (2010: $78,347); (ii) filing and transfer agent fees of $13,257 (2010: $8,047); (iii) management and administration fees of $443,479 (2010: $386,134); (iv) mineral exploration costs of $316,693 (2010: $445,427); (v) office and general of $110,868 (2010: $64,974); (vi) professional fees of $70,085 (2010: $43,478); (vii) interest expense of $148,451 (2010: $97,518); (viii) investor relations of $238,630 (2010: $11,450); and (ix) impairment of mineral properties of $nil (2010: $9,699,998).  Total expenses incurred during the nine month period ended January 31, 2011 decreased compared to the nine month period ended January 31, 2010 primarily due a charge to impairment of mineral properties in 2010 and lower mineral explorations costs in 2011, offset by higher investor relations expense, interest expense, office and general expense, and management and administration fees in 2011.

Our net loss for the nine month period ended January 31, 2011 was $1,385,459 compared to a net loss of $10,835,373 during the nine month period ended January 31, 2010 (a decrease of $9,449,914).  Our net loss during the nine month period ended January 31, 2011 was $0.05 per share compared to a net loss $1.00 per share during the nine month period ended January 31, 2010. The weighted average number of shares outstanding was 28,499,362 for the nine month period ended January 31, 2011 compared to 10,844,314 for the nine month period ended January 31, 2010.

Three month period ended January 31, 2011 Compared to Three month period ended January 31, 2010.

During the three month periods ended January 31, 2011 and 2010, we did not generate any revenue.

During the three month period ended January 31, 2011, we incurred expenses of $440,393 compared to $10,067,967 incurred during the three month period ended January 31, 2010 (a decrease of $9,627,574). These expenses incurred during the three month period ended January 31, 2011 and January 31, 2010 consisted of: (i) depreciation of $14,537 (2010: $25,819); (ii) filing and transfer agent fees of $3,151 (2010: $2,224); (iii) management and administration fees of $140,472 (2010: $135,868); (iv) mineral exploration costs of $98,540 (2010: $121,190); (v) office and general of $23,632 (2010: $21,966); (vi) professional fees of $5,576 (2010: $17,197); (vii) interest expense of $31,986 (2010: $33,705); (viii) investor relations of $122,499 (2010: $10,000); and (ix) impairment of mineral properties of $nil (2010: $9,699,998).  Total expenses incurred during the three month period ended January 31, 2011 decreased compared to the three month period ended January 31, 2010 primarily due a charge to impairment of mineral properties in 2010 and lower mineral explorations costs in 2011, offset by higher investor relations expense in 2011.

Our net loss for the three month period ended January 31, 2011 was $440,393 compared to a net loss of $10,067,967 during the three month period ended January 31, 2010 (a decrease of $9,627,574).  Our net loss during the three month period ended January 31, 2011 was $0.02 per share compared to a net loss $0.50 per share during the three month period ended January 31, 2010. The weighted average number of shares outstanding was 28,651,536 for the three month period ended January 31, 2011 compared to 20,286,101 for the three month period ended January 31, 2010.

Liquidity and Capital Resources

As at the nine month period ended January 31, 2011, our current assets were $73,915 and our current liabilities were $3,466,271, which resulted in a working capital deficiency of $3,392,356. As at the nine month period ended January 31, 2011, current assets were comprised of $8,169 in cash, $56,668 in prepaid expenses, and $9,078 in other receivables. As at the nine month period ended January 31, 2011, current liabilities were comprised of: (i) 1,169,246 in accounts payable and accrued liabilities; (ii) $1,586,840 due to related parties; (iii) $482,094 in promissory notes payable, and (iv) $228,091 in convertible notes.

As at the nine month period ended January 31, 2011, our total assets were $169,772 comprised of: (i) $73,915 in current assets; (ii) $95,849 in equipment and (iii) $8 in valuation of mineral properties, compared to total assets of $176,971 as at our year ended April 20, 2010. The decrease in total assets during the nine month period ended January 31, 2011 was primarily due to a decrease in cash and equipment, offset by an increase in prepaid expenses.

As at the nine month period ended January 31, 2011, our total liabilities were $3,466,271 comprised of $3,466,271 in current liabilities, compared to total liabilities of $2,288,011 as of our fiscal year ended April 30, 2010.  The increase in liabilities during the nine month period ended January 31, 2011 resulted from increased liabilities related to accounts payable and accrued liabilities, promissory notes payable, convertible note, and amounts due to related parties.

Stockholders' deficit increased from $2,111,040 as at the Company's year ended April 30, 2010 to $3,296,499 as at January 31, 2011.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended January 31, 2011, net cash flows used in operating activities was $111,495, consisting of a net loss of $1,385,459, adjusted by $43,996 for depreciation, $143,582 for non cash management fees and office and general expense, and $61,751 for accretion of interest on convertible notes.  Net cash flows used in operating activities was further changed by an increase in other receivables of $6,750, an increase in amounts due to related parties of $464,592, and an increase in accounts payable and accrued liabilities of $566,793.

For the nine month period ended January 31, 2010, net cash flows used in operating activities was $206,245 consisting of a net loss of $10,835,373, adjusted by $78,347 in depreciation, $45,482 in accretion of interest on convertible notes, and $9,699,998 in impairment of mineral properties.  Net cash flows used in operating activities was further changed by a decrease of $6,072 in other receivables, an increase in amounts due to related parties of $551,743 and an increase in accounts payable and accrued liabilities of $247,486.

Cash Flows from Investing Activities

We did not have any cash flows from investing activities for the nine month period ended January 31, 2011 or for the nine month period ended January 31, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the nine month period ended January 31, 2011, net cash flows provided from financing activities was $84,874 compared to $222,600 for the nine month period ended January 31, 2010. Cash flows from financing activities for the nine month period ended January 31, 2011 consisted of $84,874 from the issuance promissory notes. Cash flows from financing activities for the nine month period ended January 31, 2010 consisted of $86,000 from the issuance of  promissory notes and $136,600 from the issuance of common stock.

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

At January 31, 2011, we had cash of $8,169 and a working capital deficit of $3,392,356.  During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months.  Management anticipates that further advances and debt instruments, and equity private placements will be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity to third parties, and debt instruments from related and non-related parties.

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

Mineral Property Acquisition Agreements

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

The Company has entered into an Asset Purchase Agreement dated February 22, 2010, with two vending parties to acquire a 100% interest in three property mineral exploration concessions covering approximately 1,500 hectares as an extension to the Company's existing Yura gold prospect located 30 kilometers west of Arequipa, Peru (the "Fortuna Properties"). The Fortuna Properties target precious metals and are comprised of three concessions that are accessible year round via paved highway and improved roads. The Company's VP Business Development and Chairman is an indirect minority shareholder of one of the vending parties. The closing of the agreement to purchase the Fortuna Properties has not occurred as of the date of this Quarterly Report.

Subject to final due diligence and other customary closing conditions for the Fortuna Properties, the Company plans to (i) issue 6,000,000 restricted shares of its common stock to the Vending Parties; (ii) pay to the Vending Parties $100,000 prior to the closing of the acquisition, $125,000 at the closing date, and $100,000 nine months from the closing date; and (iii) grant to the Vending Parties, a 2.5% net smelter return ("NSR") royalty on the proceeds of any production from the Fortuna Properties capped at $20,000,000, 1.5% of which can be repurchased by the Company at any time before commencement of any production for the sum of $8,000,000. The NSR also calls for an advance minimum yearly payment of $100,000 to the Vending Parties, which amounts are credited against any royalties ultimately payable.

Related Party Arrangements

During the nine months ended January 31, 2011, we incurred $67,500 (January 31, 2010:  $67,500) to Dr. Hackman, our Vice President of Explorations and a director, for geological services rendered, of which $185,804 was owed this director at January 31, 2011 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs (April 30, 2010: $100,347).

During the nine months ended January 31, 2011, we incurred to Harold Gardner, Chairman /Vice President of Business Development and a director of the Company, 67,500 (January 31, 2010: $67,500) for management of South American exploration, with such costs recorded as mineral exploration costs.  At January 31, 2011, $706,353 (April 30, 2010: $512,359) was owed to this director for unpaid loans, fees and reimbursement of expenses.

During the nine months ended January 31, 2011, we incurred to Mr. Brodkey, our President/Chief Executive Officer and a director of the Company, $106,033 (January 31, 2010: $110,636) for management services with respect to the administration of the Company.  At January 31, 2011, $226,370 (April 30, 2010: $152,271) was owed to this officer at for unpaid services and reimbursement of expenses.

During the nine months ended January 31, 2011, we incurred to Jodi Henderson, Corporate Secretary of the Company, $34,151.83 (January 31, 2010: $27,423) for management services with respect to the administration of the Company.

During the nine months ended January 31, 2011, we incurred a total of $190,875 (January 31, 2010 - $252,743 ) to Gareste Limitada, a private Chilean company with a director in common with us that provides exploration services to us in Chile.  An aggregate of $363,147 was owing at January 31, 2011 (April 30, 2010: $197,272).

During the nine months ended January 31, 2011, we incurred to Frank Garcia, CFO of the Company, $37,119 (January 31, 2010: $34,998) for management services with respect to accounting for the Company.

We participate in a cost sharing arrangement with another public company, Pacific Copper Corp. (OTCBB: PPFP) (with two directors and four officers in common with us) who shares South American operating offices. The expenditures relate to shared exploration staging and administration in similar operating areas of Chile and Peru including shared site offices and staff in each country, and in the United States. During the fiscal year ended April 30, 2009, a total of $430,000 was advanced to us from Pacific Copper Corp. by way of demand promissory notes.  This amount is unsecured, bears no interest and is repayable on demand. As at January 31, 2011, $105,166 remains outstanding to Pacific Copper Corp. (April 30, 2010: $160,000).

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in mineral concession maintenance payments from Pan American Lithium Corp. (TSX-V: PL)  ("Pan American") in connection with an agreement relating to the Piedra Parada concessions owned by Zoro. Pan American has one director and three officers in common with the Company. During the nine months ended January 31, 2011 the Company has received payments totaling $18,000 from Pan American.

Convertible and Promissory Notes

On October 31, 2008, the Company issued a $200,000 6% convertible note with a term to January 31, 2011 convertible into units at $3.20 per unit for a period of two years.  Each unit is comprised of one common share and one share purchase warrant exercisable for at $5 per share for a two year term from the date of conversion. The convertible debt was allocated between its debt and equity components on a relative fair value basis with the fair value of the debt portion ($115,974) being determined based on an estimated fair value discount rate of 15% and the fair value of the equity portion ($84,026) being determined using the Black-Scholes pricing model for the embedded share and warrant issuable upon conversion, and utilizing an expected life of 2 years, a risk free interest rate average of 1.56%, a dividend yield of 0%, and an expected volatility of 140%.  On January 31, 2010, the parties to the convertible note changed the conversion rights of accrued interest and principal to enable conversion by the holder at the rate of US$0.40 per post consolidation share without the requirement for issuance of warrants on conversion. The Company will record further interest expense above the stated 6% per annum rate over the term of the convertible note of $84,026 resulting from the difference between the stated value and carrying value at the date of issuance using the effective interest rate method.  At January 31, 2011, $154,792 in accretion interest has been recorded corresponding to an aggregate convertible note carrying value at that date of $228,091.

During the year ended April 30, 2009, the Company borrowed $437,000 from an unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing. During the year ended April 30, 2010, the Company borrowed an additional $113,565 from this unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. During the nine months ended January 31, 2011, the Company borrowed an additional $64,600 from this unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing.  At January 31, 2011 the balance owing including interest was $403,705 (April 30, 2010: $326,069).

During the year ended April 30, 2009, the Company borrowed $48,529 from an unrelated company by way of promissory notes bearing interest at a rate of 8% per annum and due nine months from signing. During the year ended April 30, 2010, the Company borrowed an additional $19,000 from this unrelated company by way of a promissory note bearing interest at 8% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. At January 31, 2011, the balance owing including interest was $43,331 (April 30, 2010: $40,972).

During the year ended April 30, 2010, the Company borrowed $32,000 at 8% interest from unrelated companies. At January 31, 2011, the balance owing including interest was $35,058 (April 30, 2010: $33,550).

On February 14, 2011, the Company entered into a Securities Purchase Agreement with an unrelated party providing for the issuance of a Convertible Promissory Note in the principal amount of $42,500 and bearing interest at an annual rate of 8% and maturing nine months after the date of issuance (the "Note"). The holder has the right to convert the outstanding principal and interest of the Note at any time between the date that is six months from the date of issuance and the date of maturity. The conversion price will be determined by multiplying the "Market Price" by 58% representing a 42% discount. The Market Price will be determined by taking the average of the lowest 3 trading prices in the ten days preceding the conversion date. The issuer has the right to prepay the aggregate of the principal and interest (the "Total") of the Note by paying 130% of the Total within 60 days of issuance, 135% of the Total between the 61st and 90th day following the date of issue, 140% of the Total between the 91st and 120th day following the date of issue, 150% of the Total between the 121st and 180th day following the date of issue, and 175% of the Total between the 181st day and the date of maturity,

Lease Agreement Guarantor

We have guaranteed the remaining lease term at previous premises previously occupied in Tucson.  The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a previously related party lessee (a company which at the time had one director in common with the Company), to pay for the entire lease relating to the Company's Tucson office until the end of the lease term through January 31, 2011 or as amended or renewed.  As at April 30, 2010, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and the lessee subsequently moved offices. The potential liability, if any, as a result of the lessee's default due to joint and severable provisions relating to the lease guarantee is presently not determinable and the Company has not been advised of the results, if any, of negotiations by the lessee to settle this potential liability with the landlord.

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

Advisory Services Agreements

On January 20, 2010 a vendor entered into a contract with the Company to provide financing and capital markets advisory services with the goal of raising equity funding for the Company. The term of the contract is from signing until January 31, 2011 and automatically renews in 90 day increments unless and until cancelled by either party. In consideration the Company agreed to pay the vendor a retainer fee of $10,000 plus 8% of any equity financing secured by the vendor. In the event the equity financing occurs with an entity introduced by certain excluded entities, the fee is reduced to 3%. In addition, the Company has agreed to issue the vendor share purchase warrants equal to 10% of the securities sold in such equity financing at a price of $0.70 and expiry date which is 3 years from the issue date. In the event the vendor secures debt financing, the fees paid to the vendor are as follows; 8% of the first $2,000,000, plus 6% of proceeds between, $2,000,001 and $7,000,000 if any, plus 4% of proceeds in excess of $7,000,000 if any. As of January 31, 2011 the Company has formally terminated this agreement.

On February 3, 2011, the Company entered into an agreement with a consultant who will act as a non-exclusive placement agent to arrange the sale of shares of the Company's common stock and other securities to institutional and/or accredited investors on behalf of the Company. The term of the contract is for a period of twelve months. The Company shall pay the consultant a cash placement fee of ten percent for the first closing and then eight percent for later closings on the gross proceeds received by the Company in connection with financings arranged by the consultant. In addition, a $15,000 due diligence fee was paid by the Company to the consultant and the fee is creditable against future cash placement fees. In connections with the financings the Company agreed to issue to the consultant warrants to purchase such number of the shares of the Company's commons stock equal to ten percent of the aggregate number of shares issued in connection with the financings. The warrants issued to the consultant shall bear identical terms as the warrants issued pursuant to the financings.

Consulting Agreements

The Company entered into an agreement dated August 17, 2010 with a consultant who will provide investor relations services for a term of nine months at a cost of $7,500 per month. The Company will also caused the delivery of 200,000 shares of its common stock to the consultant. As of January 31, 2011 the Company terminated this contract.

The Company has entered into an agreement dated September 22, 2010 with a consultant who will provide website and communications services for a term of nine months at a total  cost of $240,000. The company will pay $40,000 in cash and has issued 250,000 common shares to the consultant for a value of $200,000, being the fair value of the services to be provided.

The Company has entered into an agreement dated October 11, 2010 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will cause the delivery of  200,000 shares of its commons stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant.

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

As of January 31, 2011, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as at our year ended April 30, 2010, as disclosed is our Annual Report on Form 10-K for our fiscal year ended April 30, 2010, which may be considered to be material weaknesses and which had not been resolved as of January 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the nine month period ended January 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue any unregistered equity securities during our quarter ended January 31, 2011.

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

ZORO MINING CORP.

By:	/s/ Andrew Brodkey
Andrew Brodkey
Chief Executive Officer, President and a director

Date: March 22, 2011

By:	/s/ Frank Garcia
Frank Garcia
Chief Financial Officer

Date: March 22, 2011