Form 10-K
period 2011-04-30
Zoro Mining Corp.
filed 2011-08-17
CIK 1329484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

Commission File No. 000-52550

Zoro Mining Corp. (Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 North Campbell Avenue #110 Tucson, Arizona 85719 (Address of principal executive offices)

(520) 299-0390 (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None	N/A

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes    [ X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $5,320,957.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [   ] Yes    [    ] No   N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2011
Common Stock	36,971,108

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

PART I

ITEM 1.            BUSINESS

BUSINESS DEVELOPMENT

Zoro Mining Corp. was incorporated under the laws of the State of Nevada on April 20, 2004 under the name "Rochdale Mining Corp". Effective March 19, 2007, we merged with a wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of Merger filed with the Nevada Secretary of State. The merger was in the form of a parent/subsidiary merger with Rochdale Mining Corp. as the surviving corporation. Upon completion of the merger, our corporate name was changed to "Zoro Mining Corp." and our Articles of Incorporation were amended to reflect this name change. As of the date of this Annual Report, we are engaged in the acquisition and exploration of mineral properties located in South America.  We currently have interests in an aggregate of approximately 39,807 gross acres located in Chile and Peru, targeting gold, copper and platinum. After the effective date of our registration statement filed with the SEC (November 1, 2007), our shares were listed on the Over-the-Counter Bulletin Board, and our shares also trade on the OTCQB Exchange. Our current symbols are "ZORM.OB" and "ZORM.QB".

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

Subsidiaries

During May 2007 through July 2007 and in accordance with applicable local laws and regulations in Chile, Peru and Mexico, we incorporated three wholly-owned subsidiaries in Chile, Peru and Mexico as follows: Sociedad Zoro Chile Limitada, in Chile, Zoro Mining SAC, in Peru; and Aravena Mexicana, SA in Mexico. We have completed property transfers in Chile, and have prepared for the transfer of title to our property interests in Peru to Zoro Mining SAC pending payment of required fees.  As of the date of this report the Company is in the process of dropping the Mexican properties.

Transfer Agent

Our transfer agent is Transfer Online, Inc. of 512 SE Salmon Street, Portland, Oregon 97214.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration company currently engaged in the exploration and acquisition of property located in South America. We plan to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. We currently have interests in an aggregate of approximately 34,215 acres located in Chile and approximately 5,224 acres in Peru, targeting gold, copper and platinum.

Our current acreage and location of our property is summarized as follows:

Location	Project	Exploration Target	Concession Hectares/Acres
Chile, South America	The Escondida Project	Gold, Platinum	2,700/6,668
Chile, South America	Don Beno Project	Gold, Copper	5,400/13,337
Chile, South America	Sierra Fritis Project	Gold, Copper	2,300/5,683
Chile, South America	Piedra Parada Project	Gold, platinum group metals	3,600/8,895(1)(2)
Peru, South America	The Yura Project	Gold	2,114/5,224(3)
		Total Net Hectares/Acres:	16,114/39,807

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

(3)        Yura Project interests have been executed for transfer by the vendors and have been submitted to Zoro's Peruvian subsidiary's (Zoro Mining SAC) property transfer notary to complete the transfer, pending the payment of required fees. Zoro will also obtain a 100% interest in the Fortuna claims at Yura (an additional 1,497 hectares) if and when it closes the Asset Purchase Agreement dated February 22, 2010.

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

In order to complete the acquisition of the Property, three wholly-owned subsidiaries in each of Peru, Chile and Mexico were incorporated by us to beneficially hold property titles in each country in order to comply with all applicable laws relating thereto. As of the date of this Annual Report, all properties have been transferred to our wholly-owned subsidiary in Chile, while Peru Property related interests have been executed for transfer by the Vendors and have been submitted to Zoro's Peruvian subsidiary's (Zoro Mining SAC) property transfer notary to complete the transfer, pending the payment of required fees. Property transfers in Mexico are pending from Aravena Internacional SA to Aravena Mexicana SA in Mexico pending the payment of required fees.  In order to complete the acquisition of the Property, we further caused one of our existing founding shareholders to sell an aggregate of 35,500,000 restricted shares of Common Stock held of record by such shareholder to the Vendors at an aggregate purchase price of U.S. $0.00001 per common share. As of the date of this report the Company is in the process of dropping the Mexican properties.

As of the date of this Annual Report, we have paid and will continue to pay to, or on the Vendors' behalf, all underlying regulatory, maintenance, and governmental payments and assessment work required to keep the mineral property interests comprising the Property in Chile and Peru and any underlying option agreements respecting any of the mineral property interests comprising the Property in Chile and Peru in good standing through the calendar year of 2009. The Company has been concentrating its exploration initiatives primarily in Peru on its Yura gold prospect located near Arequipa, Peru and on its Don Beno gold and copper project near Copiapo, Chile.

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

Claims and Title at Don Beno

The Don Beno Project consists of 5,400 hectares of exploration claims staked by Gareste. Property boundaries are located by UTM coordinates and the corners are secured by concrete monuments. Zoro holds a 100% interest in the property. A number of the mineral concessions at Don Beno constituting 4,800 hectares have as of August 9, 2011 been relocated and restaked as exploration pedimentos, but have not as of yet been re-constituted for purposes of expiration dates. The balance of the concessions at Don Beno are held as mensuras (exploitation claims) with no expiration dates.

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

Proposed Budget Phase 1

Activity	Description	Total
Geology
Geologic Mapping	60days @ $700/day	$ 42,500
Structural Analysis	10days @ $700/day	$ 7,000
Landsat Imagery & thematic analysis	Est. $25,000	$ 25,000

Geochemistry
Rock chip sampling	45 days @ $500/day	$ 22,500
Rock chip analyses	15 smpls/day x 45 x $35	$ 23,625

Geophysical Surveys
Aeromagnetic Survey	15 days est. $35,000	35,000
Radiometrics Survey	Est. $50,000	$ 50,000
Ground magnetometry+report	20 days @ $ 700/day	$ 14,000
SubTotal		$219,625
Contingency @ 10%		21,962
Phase 1 Total		$241,587

Proposed Budget Phase 2

Activity	Description	Total
Drill Program
Drill Mobilization Costs		$ 25,000
Core Drilling	3000 m's x $100/m	$300,000

Geological & supervision	35 days @ $700	$ 24,500
Analyses - rock	1500 samples at $35/sample	$ 52,500

Support
Misc. supplies & materials	Estimate	$ 5,000
Food & Lodging, 2 personnel	Estimate 60 days @ $300/day	$ 18,000
Vehicles	Estimate 70 days @ $200/day	$ 14,000
	Subtotal	$439,000
Contingency @ 10%		$ 43,900
Total		$482,900

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

On March 31, 2011 the Company entered into an Earn-In agreement with Llanos de Caldera, S.A. Cerrada, ("Llanos"), a privately-held Chilean corporation, for participation by Llanos in the Escondida project. The agreement grants Llanos a one-year period during which to act as operator and expend US$500,000 in qualifying expenditures at the project, constituting an initial exploration program and including drilling, sampling analytical and metallurgical test work. At the end of the period, if it has properly incurred the qualifying expenditures, Llanos can elect to Earn-In and acquire an undivided 70% of the Escondida project. On Earn-In the parties will form a joint venture and execute a Joint Operating Agreement whereby Llanos will be the Operator, and the parties shall fund their respective shares of expenses going forward.

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

Claims and Title at Escondida

The Escondida Project consists of 9 Carbonatos concessions which cover 2,700 hectares. The claims were originally staked in 2006, but have since been surveyed and monumented, and all concessions are currently in the process of conversion to mensuras (exploitation claims). Property boundaries are located by UTM coordinates, and the corners are secured by concrete monuments.

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

Proposed Budget Phase 1

Description	Explanation	Mth 1	Mth 2	Mth 3	Mth 4	Mth5	Mth 6	SbTot
Personnel
	Sr.Geol-2mos, $750/day	7500	7500		7500			$22,500
	Jr. Geol-4mos,$350/day		7000	7000	7000			$21,000
Logistics
	Food & Lodging est$25/day	250	1000	500	750			$2,500
	Travel-Sr. Geol expat	2000						$2,000
	Travel-Jr. Geol		500	500				$1,000
	Vehicle-est $1500/mo	1500	1500	1500	1500			$6,000
Field Activities
	Mapping- purch imagery est $2500	2500						$2,500
	Thin sections/Microprobe			2500				$2,500
	Trenching- excavator		10000	10000				$20,000
	Geochemistry-est 100smpls, $25ea			1250	1250			$2,500
Office & Analysis
	Computer entry & analysis				1,000			$1,000
	Report & Recommend-Sr Geol				1,000			$1,000

						Sbtot		$84,500
						10%cont		$ 8,450
						Ph 1 Tot		$92,950

Phase 2 Drill Program

Description	Explanation	Mth 1	Mth 2	Mth 3	Mth 4	Mth5	Mth 6	SbTot
Personnel
	Sr.Geol-1/2mos, $750/day					3750	3750	$ 7,500
	Jr. Geol-1mos,$350/day					7000		$ 7,000
Logistics
	Food & Lodging est$25/day					500		$ 500
	Travel-Sr. Geol expat					2000		$ 2,000
	Travel-Jr. Geol					500		$ 500
	Vehicle-est $1500/mo					1500	1500	$ 3000
Field Activities
	Drilling - 2500m H core@ $125/m					312500		$312,500
	Drill Geochem-2500smpls, $25ea						62,500	$ 62,500

Office & Analysis							1000	$ 1,000
	Computer entry & analysis						1000	$ 1,000
	Report & Recommend-Sr Geol
						Sbtot		$397,500
						10% cont		$ 39,750
						Ph 2 Tot		$437,250
						Tot Prgm		$530,200

Effective March 31, 2011, through its subsidiary Sociedad Zoro Chile, Limitada, we entered into a binding letter of intent (the "LOI") with Llanos de Caldera, S.A. Cerrada ("LDC"), a privately-held Chilean corporation, whereby LDC can earn an undivided 70% interest in our Escondida precious metals project located near Copiapo, Chile, and following which our Company and LDS will form a joint venture to govern operations at Escondida, as follows:

  Earn-In Requirement. To earn the 70% interest, LDC must commence, pay for and complete qualifying Earn-In Expenditures totaling at least five hundred thousand dollars (US$500,000) within one (1) year of the date of the LOI ("Earn-In Term"). Earn-In Expenditures are defined as all the costs and expenses to complete an initial exploration, drilling, sampling and metallurgical testing program as set forth in the LOI (the "Initial Exploration Program"), and include, in addition, all tax payments and related costs of maintaining the mineral titles to Escondida during the Earn-In Term ("Holding Costs") and payments for overhead expenses. Harold Gardner, a director of our Company and a principal within LDC, shall have oversight responsibility for the Initial Exploration Program, and LDC shall be the operator under the LOI.

  Declaration of Earn-In. At any time prior to or at the end of the Earn-In Term, LDC can elect to give notice in writing to the Company that it has completed the Initial Exploration Program and has successfully incurred the Earn-in Expenditures for Escondida (the "Earn-In"). At such time, to the extent not previously done, LDC shall furnish our Company with copies of all reports, information and data developed during the Initial Exploration Program, and satisfactory evidence of the incurrence and payment of the Earn-In Expenditures, which our Company shall reasonably accept, and LDC shall be deemed to have earned an undivided 70% interest in Escondida. Upon reasonable request from LDC, our Company shall cause the transfer of this 70% interest to LDC, or, alternatively, 100% of the property to the Joint Venture described below.

  Joint Venture and Joint Operating Agreement. At the time that Earn-In is achieved, the parties will form a Joint Venture and finalize and execute a Joint Operating Agreement ("JOA") to govern their interests in Escondida, whereby LDC will be the Operator, and the parties shall fund their respective shares of expenses going forward.

The Yura Project, Arequipa, Peru

As discussed above, in 2007 we acquired a 100% interest in approximately 2,114 hectares (5,422 acres) of exploration properties which covers the Yura property. The Yura Project is the subject of a technical report entitled "43-101 Technical Report on the Yura Project, Arequipa, Peru" (the "Yura Technical Report") dated March 2, 2010 and prepared for the Company pursuant to NI 43-101 by John Hiner, Licensed Geologist. A complete copy of the Yura Technical Report is available on the Company's profile on SEDAR at www.sedar.com. The following discussion of the Yura Project is derived from the Yura Technical Report.

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

Claims and Title at Yura

The Yura Project consists of 2,114 hectares of exploration claims staked by Inversiones Mineras Stiles ("Stiles"), a private Peruvian corporation, and acquired by Zoro in 2007 from Stiles and several other parties. Actual transfer of title to these property interests in Peru to Zoro Mining SAC will occur upon payment of required fees. In early 2010, Zoro prospectively added 1,497 hectares to the property when it signed an agreement to acquire the Fortuna claims from two private vendors. Property boundaries are located by UTM coordinates. The claims are maintained by making annual payments in accordance with Peruvian mining law.

Zoro will obtain a 100% interest in the Fortuna claims when it closes the Asset Purchase Agreement dated February 23, 2010. At closing, Zoro will issue 6 million shares of its restricted common stock to the vending parties, and make staged payments totalling $325,000 to the vending parties. The vending parties reserve a 2.5% net smelter return royalty ("NSR") capped at $20M, 1.5% of which can be purchased by Zoro at any time prior to the commencement of production for the sum of $8,000,000. Included in the NSR agreement is an advance yearly minimum royalty payment of $100,000, which amounts are credited against any royalties ultimately payable.

In 2011, a group of private investors formed a Colorado limited liability entity called Minex Ventures II LLC ("Minex"), which raised and funded certain exploration, overhead, and permit and concession maintenance expenditures for the Yura Project and the benefit of the Company. Minex and the Company are currently in discussions regarding the actual amounts expended on behalf of the Company, and the most appropriate method or agreements between the entities which will provide for reimbursement or consideration back to Minex for these monies, which could include a combination of shares in the Company and/or promissory notes. The ultimate Minex consideration which benefits the Company may also include relieving the Company from having to pay monies and shares to complete the purchase of the Fortuna claims described immediately above.

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

Phase 1 Proposed Budget

Activity	Description	Total
Geology
Geologic Mapping	60days @ $700/day	$ 42,000
Aerial photography detailed mapping	15days@$700/day	$ 10,500
Landsite & thematic imagery analysis	Acq., analysis	$ 32,500
Geochemistry
collection	2geos-120days@ $500	$ 60,000
analysis	1500smpls@$50ea	$ 75,000
Trenching & Roads
Trenching	30days@$125/hr	$ 30,000
Roads	30days@$125/hr	$ 30,000
Bulk Sample
Collection	500kg est	$ 2,500
Analysis	Mult testwork est	$ 15,000
Logistics
Vehicles	Assume 3, 1500/mo*3	$ 13,500
Food & Lodging	90days, 2geos, $125/day	$ 22,500
Field Supplies	Estimate	$ 5,500
Office- report & target defin.	15days@$700/day	$ 10,500
Subtotal		$349,500
10%contingency		$ 34,950
Phase 1 total		$384,450

Phase 2 Proposed Budget

Activity	Description	Total
Drill Program
Drill Mobilization Costs		$ 25,000
Core Drilling	5000 m's x $100/m	$500,000

Geological & supervision	60 days @ $700	$ 42,000
Analyses - rock	2,500 samples at $35/sample	$ 87,500

Support
Misc. supplies & materials	Estimate	$ 5,000
Food & Lodging, 2 personnel	Estimate 60 days @ $300/day	$ 18,000
Vehicles	Estimate 70 days @ $200/day	$ 14,000
	Subtotal	$691,500
Contingency @ 10%		$ 69,150
Total		$760,650

Sierra Fritis Project, Atacama Region III, Chile.

Effective December 2, 2009, the Company exercised an Option for the acquisition from Sociedad Gareste Limitada ("Gareste") of a 100% legal and beneficial interest in and to the Sierra Fritis Project, Harold Gardner, an officer and Director of the Company, is co-managing partner of Gareste. Under the Option (which also included the Piedra Parada project), the Company (i) issued an aggregate of 19,400,000 restricted shares of its common stock to the vending parties; (ii) agreed to pay or cause to be paid all underlying regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing; and (iii) granted to Gareste a 2% net smelter return ("NSR") royalty on the proceeds of any production from the Fritis property, capped at $6,000,000, one-half of which can be repurchased by the Company at any time before commencement of any production for the sum of $2,000,000. The Fritis titles remain in Gareste currently pending completion of title transfers and notifications at the mining registry.

The Fritis property consists of 8 mineral exploration concessions covering approximately 2,300 hectares (5,683 acres), located roughly 40 kilometers to the south of Copiapó, Chile, via paved highway and improved roads, and at an elevation of 500 meters. These concessions appear to contain epithermal precious metals targets. The property was previously controlled by Teck-Cominco until mid-2009 when the concessions lapsed and were acquired by Gareste, who conducted a surface sampling program in late 2009. Zoro has identified several areas at the concessions which could be the targets of future exploration efforts. However, the Company has no current exploration plans for the remainder of 2011 for the Sierra Fritis property.

Piedra Parada Project, Atacama Region III, Chile

Effective December 2, 2009, the Company exercised an Option for the acquisition from Gareste of interests in and to the Piedra Parada salar Project, Harold Gardner, an officer and Director of the Company, is co-managing partner of Gareste. Under the Option (which also included the Sierra Fritis project), the Company (i) issued an aggregate of 19,400,000 restricted shares of its common stock to the vending parties; (ii) agreed to pay or cause to be paid all underlying regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing; and (iii) granted to Gareste a 2% net smelter return ("NSR") royalty on the proceeds of any production from the Piedra Parada property, capped at $6,000,000, one-half of which can be repurchased by the Company at any time before commencement of any production for the sum of $2,000,000. The Piedra Parada titles remain in Gareste currently pending completion of title transfers and notifications at the mining registry.

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

Previous work by Gareste at the project in the 1990's included surface and auger drill field testing and sampling of the sediments and inflow streams. Zoro has targeted possible precious metals and platinum group metals exploration efforts relating to the inflow waters and the uplifted dry lake bed surface sediments. However, the Company has no current exploration plans for the remainder of 2011 for the Piedra Parada property.

Las Animas Project - Mexico

This project has been dropped by the Company.

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

MATERIAL AGREEMENTS

Corporate Support Agreement

Effective January 1, 2007 as dated May 1, 2007, our Board of Directors, pursuant to unanimous written consent in lieu of a meeting, authorized and approved the execution of an eighteen month corporate support agreement (the "Corporate Support Agreement") with Sweetwater Capital Corp., a private company organized under the laws of the Province of British Columbia, Canada ("SCC"). In accordance with the terms and provisions of the Corporate Support Agreement: (i) SCC shall provide us with corporate services including, but not limited to, furnished offices, communication services, support services, personnel, and other incidental services in order for us to be able to perform our corporate business operations and activities in Vancouver, British Columbia; (ii) SCC shall further provide at our request financial services, bookkeeping and accounting services, formulation of budget plans, establishment of financial relationships, and preparation and maintenance of proper accounting records; and (iii) we shall pay SCC the aggregate monthly sum of CDN$14,100. Effective December 31, 2008, the monthly amount of the contract was modified to US$12,000 per month.  The corporate support agreement's contract term has lapsed and the Company has been informed that SCC has declared bankruptcy, has been dissolved, or otherwise no longer exists. Therefore, no services are being provided and the Company believes that this agreement is of no further force and effect.

Investor Relations Consulting Agreement

Effective on August 23, 2010, our Board of Directors authorized August 17, 2010 as the Commencement Date and effectiveness of activities under an Investor Relations Consulting Agreement with Bravo International Services ("Bravo".) Bravo's services included the building our Company's investment audience through the dissemination of corporate data packages, broker presentations, broker communications, mining analyst communications, attending trade shows and handling shareholder enquiries regarding the Company.  Under the Investor Relations Consulting Agreement, our Company was obligated to compensate Bravo $7,500 per month for nine (9) months from the Commencement Date and deliver Bravo Two Hundred Thousand (200,000) shares of the Company's common stock. On February 11, 2011, the Company terminated the Bravo contract for cause and has since commenced an arbitration under the rules of the American Arbitration Association against Bravo for breach of contract and fiduciary duties.

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

EMPLOYEES

We only employ Andrew Brodkey, our President/Chief Executive Officer, on a full-time or on a part-time basis. Dr. David Hackman, our Vice President of Exploration, Frank Garcia, our Chief Financial Officer, and Harold Gardner, our Chief Operating Office/Vice President of Business Development are primarily responsible for all of our day-to-day operations.  All services are provided by outsourcing, consultant and special purpose formal and informal contracts.

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

In considering whether to invest in our common stock, you should consider that our inception was April 20, 2004, and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance.  In addition, we have only recently acquired our primary mineral exploration prospects located in South America with limited experience in early stage exploration efforts.

We have a history of operating losses and there can be no assurances we will be profitable in the future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have a net loss totaling approximately $20,808,853 from April 20, 2004 (inception) to April 30, 2011. During the year ended April 30, 2011, we had no revenue and incurred a net loss of approximately $1,993,389. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

The financial statements for the fiscal years ended April 30, 2011 and April 30, 2010 have been prepared assuming that the Company will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

We will require additional funding in the future. Our current levels of debt are high.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of mineral. Further, our current debt levels are approximately $1,900,000 and existing and further debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.  Existing debt may at a future date be settled with equity causing dilution to existing shareholders.

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

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Andrew Brodkey, our President/Chief Executive Officer and a director, David Hackman, our Vice President of Exploration and a director, Frank Garcia, our Chief Financial Officer and a director, and Harold Gardner, our Chief Operating Officer and Vice President of Business Development and a director. Further, we do not have key man life insurance on any of these individuals. We may not have the financial resources to hire a replacement if any of our officers were to die or resign. The loss of service of any of these employees could therefore significantly and adversely affect our operations.

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

In particular, we note that the following officers and directors of our Company are also officers and directors of Pacific Copper Corp., another exploration stage mining company with interests in Chile and Peru: (i) Andrew Brodkey, our President, Chief Executive Officer and a director, is a director and officer of Pacific Copper and two other public companies; (ii) David Hackman, our Vice President of Exploration and a director, is President, Chief Executive Officer and a director of Pacific Copper; (iii) Harold Gardner, our Chief Operating Officer, Vice President of Business Development and a director, is a director of Pacific Copper; and (iv) Jodi Henderson, our Secretary/Treasurer, is Secretary of Pacific Copper and two other public companies. In addition, the following officers and directors of our Company are also officers and directors of Pan American Lithium Corp., an exploration stage mining company with interests in Chile, and Titan Iron Ore Corp.: (i) Andrew Brodkey is Chief Executive Officer, President and a director of Pan American Lithium and Titan Iron Ore; (ii) David Hackman is Vice President, Exploration of PanAmerican Lithium and Titan Iron Ore, and (iii) Frank Garcia, our Chief Financial Officer, is also Chief Financial Officer of Pan American Lithium and Titan Iron Ore. Our Company, Pacific Copper and Pan American Lithium enjoy administrative synergies as both companies share facilities and staff in the United States as well as South America. Management's view is that there are minimal, if any, potential conflicts in terms of corporate opportunities between our Company and these other companies because our Company's focus is gold exploration whereas Pacific Copper's focus is copper exploration, Pan American Lithium's focus is lithium exploration and Titan Iron Ore's focus is iron ore exploration. As such, we do not have any formal protocols in place to address potential conflicts in terms of corporate opportunities.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

Not applicable because we are not an accelerated filer or a large accelerated filer.

ITEM 2.            PROPERTIES

We occupy and pay an allocable share of principal office space located at 3040 North Campbell Avenue, #110, Tucson, Arizona, 85719. The office space is for corporate staging of South American exploration activities, administration, bookkeeping, mailing, and courier purposes and costs us approximately $1,000 monthly. The offices are shared with Pacific Copper Corp., a Delaware public corporation ("Pacific Copper"), Pan American Lithium Corp. a British Columbia public company ("Pan American") and Titan Iron Ore Corp., a Nevada public corporation.

Our contractual operator in Chile, Sociedad Gareste Limitada, also occupies operating offices in Chile, the costs of which are shared with Pacific Copper and Pan American in order to decrease overall expenditures in areas of similar operation. Certain of our directors and management are also officers, directors and management of Pacific Copper, Pan American and Titan Iron Ore. See "Item 12. Certain Relationships and Related Transactions and Director Independence."

We have guaranteed the remaining lease term at previous premises previously occupied in Tucson.  The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a previously related party lessee (a company which had two directors in common with the Company), to pay for the entire lease relating to the Company's Tucson office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at April 30, 2011, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and the lessee subsequently moved offices. The potential liability, if any, as a result of the lessee's default due to joint and severable provisions relating to the lease guarantee is presently not determinable, and the Company has not been advised of the results, if any of negotiations by the lessee to settle this potential liability with the landlord.

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

PART II

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "ZORO:OB" on approximately February 12, 2007. On April 22, 2009, the Company's trading symbol changed to "ZORM:OB" in connection with a 20:1 reverse share split, and also now trades under the symbol "ZORM.QB" on the OTCQB Exchange.  The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market, adjusted to give effect to our April 22, 2009 reverse stock split. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Month Ended	High Bid	Low Bid
April 30, 2011	0.35	0.19
January 31, 2011	0.37	0.15
October 31, 2010	0.55	0.25
July 31, 2010	0.70	0.21
April 30, 2010	1.25	0.51
January 31, 2010	1.25	0.30
October 31, 2009	1.10	0.55
July 31, 2009	2.25	0.30

As of August 11, 2011, we had 168 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Zoro Mining Corp. 2008 Stock Incentive Plan (the "2008 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of April 30, 2011:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
	Equity Compensation Plans Approved by Security Holders	-0-	-0-	-0-

Equity Compensation Plans Not Approved by Security Holders
	2008 Stock Option Plan	-0-	n/a	5,545,666*

	Total	-0-	--	5,545,666
*	Available shares based upon 15% of the total issued and outstanding of 36,971,108 shares of common stock as of April 30, 2011.

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

RECENT SALES OF UNREGISTERED SECURITIES

On October 15, 2010, we issued 250,000 shares of our common stock to a consultant in consideration for services rendered at a deemed issuance price of $0.80 per share. The Company relied on an exemption from the registration requirements of the U.S. Securities Act pursuant to Section 4(2) thereto.

Effective on April 26, 2011, our Board of Directors authorized the settlement of debt with those certain creditors, which debt consisted of outstanding convertible notes, advances, promissory notes, services, accrued interest and other amounts aggregating $1,996,579.67 (the "Aggregate Debt"). The Aggregate Debt was satisfied in accordance with the issuance of an aggregate 7,094,629 shares of the restricted common stock of the Company at a deemed issuance price of $0.40 per share for associated with services provided to the Company and at a deemed issuance price of US$0.25 for debt associated with cash expenditures advanced to the Company. 2,814,314 of the shares issued in accordance with the debt settlements were to non-United States residents in reliance on Regulation S and 4,280,315 of the shares issued in accordance with the debt settlements were to United States residents in reliance on Regulation D. Certain of the 7,094,620 shares issued were issued to officers and directors of our Company, as follows: (i) 375,712 shares at a deemed issuance price of $0.40 per share and 48,517 shares at a deemed issuance price of $0.25 per share were issued to Andrew Brodkey, our President, Chief Executive Officer and a director; (ii) 3,555,370 shares were issued to Harold Gardner, our Chief Operating Officer, Vice President Development and a director, at a deemed issuance price of $0.25 per share; and (iii) 187,500 shares at a deemed issuance price of $0.40 per share and 113,216 shares at a deemed issuance price of $0.25 per share were issued to David Hackman, our Vice President of Exploration and a director.

Effective on April 30, 2011, we issued 1,225,000 units in private placements in the aggregate amount of $245,000 at a price of $0.20 per unit. Each unit consisted of one common share and one share purchase warrant exercisable for 24 months at $0.30 per share. The Company relied on an exemption from the registration requirements of the U.S. Securities Act pursuant to Regulation S with respect to non-U.S. investors and Regulation D with respect to U.S. investors.

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

RESULTS OF OPERATION

Fiscal Year Ended April 30, 2011 Compared to Fiscal Year Ended April 30, 2010.

During fiscal year ended April 30, 2011, we incurred expenses of $1,944,660 compared to $11,860,627 incurred during fiscal year ended April 30, 2010 (a decrease of $9,915,967). These operating expenses incurred during fiscal year ended April 30, 2011 consisted of: (i) depreciation of $58,289 (2010: $77,351); (ii) filing and transfer agent fees of $17,075 (2010: $10,989); (iii) impairment of mineral property costs of $Nil (2010: $10,335,902); (iv) interest expense of $95,347 (2010: $163,123); (v) investor relations costs of $213,574 (2010: $26,165); (vi) management and administration fees of $556,256 (2010: $534,572); (vii) mineral exploration costs of $717,553 (2010: $539,160); (viii) office and general costs of $175,283 (2010: $87,739); and (viii) professional fees of $111,283 (2010: $85,626).

Expenses incurred during fiscal year ended April 30, 2011 compared to fiscal year ended April 30, 2010 decreased primarily due to the substantial decrease in impairment of mineral property costs.

In addition to expenses incurred during fiscal year ended April 30, 2011 of $1,944,660, we recorded a derivative loss of $4,001, an extinguishment loss on debt modification of $126,875 and a gain on settlement of debt of $82,147, resulting in a net loss of $1,993,389 (2010 - $11,617,028).

The weighted average number of shares outstanding was 28,637,695 for fiscal year ended April 30, 2011 compared to 15,125,390 for fiscal year ended April 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended April 30, 2011

As at fiscal year ended April 30, 2011, our current assets were $89,574 and our current liabilities were $1,941,215, which resulted in a working capital deficit of ($1,851,641). As at fiscal year ended April 30, 2011, current assets were comprised of cash in the amount of $81,161 and $8,413 in other receivables. As at fiscal year ended April 30, 2011, current liabilities were comprised of: (i) $201,691 in convertible notes, (ii) $805,637 in accounts payable and accrued liabilities; (iii) $21,997 in promissory notes payable; (iv) $47,382 in derivative financial instruments, and (v) $864,508 in debt due to related parties.

As at April 30, 2011, our total assets were $171,137 (2010 - $176,971) comprised of: (i) $89,574 in current assets as described above; (ii) $81,555 in valuation of equipment; and (iii) $8 in valuation of mineral properties.

As at April 30, 2011, our total liabilities were $1,941,215 (2010 - $2,339,944) comprised of $1,941,215 in current liabilities as described above. The decrease in liabilities during fiscal year ended April 30, 2011 from fiscal year ended April 30, 2010 was primarily due to a decrease in promissory notes payable and amounts due to related parties as a result of amounts settled in shares.

Total Stockholders' deficiency decreased from ($2,162,973) for fiscal year ended April 30, 2010 to ($1,770,078) for fiscal year ended April 30, 2011.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended April 30, 2011, net cash flows used in operating activities was ($320,378) compared to ($416,378) for fiscal year ended April 30, 2010. Cash flows used in operating activities for fiscal year ended April 30, 2011 consisted primarily of a net loss of ($1,993,389) adjusted by: (i) $126,875 in extinguishment loss on debt modification; (ii) $4,001 in adjustment to fair value of derivative instruments; (iii) $58,289 in depreciation; (iv) $100,000 in non-cash management fees and investor relations expense; (v) $3,700 in accretion of interest on convertible note; (vi) $1,692 in amortization of debt discount, and (vii) ($82,147) in gain on settlement of debt. Net cash flows used in operating activities were further changed by: (i) a decrease of $6,085 in other receivables; (ii) an increase of $886,820 due to related parties; and (iii) an increase of $579,866 in accounts payable and accrued liabilities.

Net Cash Provided by Investing Activities

For fiscal year ended April 30, 2011, net cash flows provided by investing activities was $Nil compared to $146,000 for fiscal year ended April 30, 2010, consisting of proceeds from the sale of equipment.

Net Cash from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For fiscal year ended April 30, 2011, net cash flows provided from financing activities was $366,749 compared to $300,683 for fiscal year ended April 30, 2010. Cash flows from financing activities for fiscal year ended April 30, 2011 consisted of: (i) $79,249 from issuance of promissory notes, (ii) $42,500 from issuance of convertible notes, and (iii) $245,000 in proceeds from common stock issuances and subscriptions.

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

At April 30, 2011, we had cash of $81,161 and a working capital deficit of $1,851,641. During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months. Management anticipates that further advances and debt instruments, and equity private placements will be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity to third parties, and debt instruments from related and non-related parties. There are no material covenants or similar provisions in the Company's existing debt arrangements that would inhibit our ability to raise capital.

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or otherwise to fund our exploration program going forward. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan may fail. Even if we are successful in obtaining financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, and our obligations under the Mineral Property Acquisition Agreement, as incurred, the agreements discussed below summarize our material commitments.

Related Party Arrangements

We participated in a cost sharing arrangement with several other public companies. Pacific Copper Corp. (with two directors in common with us) and Pan American Lithium Corp. (one director and four officers in common) who indirectly share South American operating offices, and in Arizona also with Titan Iron Ore Corp. The expenditures relate to shared exploration staging and administration in similar operating areas of Chile and Peru including shared site offices in each country, and in the United States. During the fiscal year ended April 30, 2009, a total of $430,000 was advanced to us from Pacific Copper Corp. by way of demand promissory notes.  This amount is unsecured, bears no interest and is repayable on demand. As at April 30, 2011, $79,129 remains outstanding to Pacific Copper Corp.

We incurred a total of $232,464 (2010 - $316,272) to a private Chilean company that provides exploration services to us in Chile via operator agreement, and has a director in common, of which $139,754 was owed at April 30, 2011 (April 30, 2010 - $197,272 ) with such costs recorded as exploration costs in Chile, South America.

$42,500 Convertible Note

On February 14, 2011, the Company for consideration received issued to a third-party a $42,500 8% convertible note with a term to November 16, 2011 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning six months after the issuance date, at the holder's option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the closing, (iii) 140% if prepaid 91 days following the closing through 120 days following the closing, (iv) 150% if prepaid 121 days following the closing through 180 days following the closing, and (v) 175% if prepaid 181 days following the closing through the maturity date. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest (the "default put").

Promissory Notes

During the year ended April 30, 2009, the Company borrowed $437,000 from an unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing. During the year ended April 30, 2010, the Company borrowed an additional $113,565 from this unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. During the year ended April 30, 2011, the Company borrowed an additional $64,600 from this unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing.  During the same the notes were settled by issuing shares of the Company's common stock to the note holder. At April 30, 2011 the balance owing including interest was $nil (April 30, 2010: $326,069).

During the year ended April 30, 2009, the Company borrowed $48,529 from an unrelated company by way of promissory notes bearing interest at a rate of 8% per annum and due nine months from signing. During the year ended April 30, 2010, the Company borrowed an additional $19,000 from this unrelated company by way of a promissory note bearing interest at 8% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. During the year ended April 30, 2011, the notes were settled by issuing shares of the Company's common stock to the note holder. At April 30, 2011, the balance owing including interest was $nil (April 30, 2010: $40,972).

During the year ended April 30, 2010, the Company borrowed $32,000 at 8% interest from unrelated companies. At April 30, 2011, the balance owing including interest was $21,997 (April 30, 2010: $33,550).

Lease Agreement Guarantor

We have guaranteed the remaining lease term at previous premises previously occupied in Tucson.  The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a previously related party lessee (a company which had two directors in common with the Company), to pay for the entire lease relating to the Company's Tucson office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at April 30, 2011, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and the lessee subsequently moved offices. The potential liability, if any, as a result of the lessee's default due to joint and severable provisions relating to the lease guarantee is presently not determinable, and the Company has not been advised of the results, if any of negotiations by the lessee to settle this potential liability with the landlord.

Corporate Support Agreement

Effective January 1, 2007 as dated May 1, 2007, our Board of Directors, pursuant to unanimous written consent in lieu of a meeting, authorized and approved the execution of an eighteen month corporate support agreement (the "Corporate Support Agreement") with Sweetwater Capital Corp., a private company organized under the laws of the Province of British Columbia, Canada ("SCC"). In accordance with the terms and provisions of the Corporate Support Agreement: (i) SCC shall provide us with corporate services including, but not limited to, furnished offices, communication services, support services, personnel, and other incidental services in order for us to be able to perform our corporate business operations and activities in Vancouver, British Columbia; (ii) SCC shall further provide at our request financial services, bookkeeping and accounting services, formulation of budget plans, establishment of financial relationships, and preparation and maintenance of proper accounting records; and (iii) we shall pay SCC the aggregate monthly sum of CDN$15,000 plus goods and services tax. Effective December 31, 2008, the monthly amount of the contract was modified to US$12,000 per month.  However, the Company understands that recently SCC has declared bankruptcy and/or has been dissolved and that services in any event are no longer being provided under the agreement.

Advisory and Capital Raise Services Agreements

On January 20, 2010 a vendor entered into a non-exclusive contract with the Company to provide financing and capital markets advisory services with the goal of raising equity funding for the Company. The term of the contract is from signing until January 31, 2011 and automatically renews in 90 day increments unless and until cancelled by either party. In consideration the Company agreed to pay the vendor a retainer fee of $10,000 plus 8% of any equity financing secured by the vendor. In the event the equity financing occurs with an entity introduced by certain excluded entities, the fee is reduced to 3%. In addition, the Company has agreed to issue the vendor share purchase warrants equal to 10% of the securities sold in such equity financing at a price of $0.70 and expiry date which is 3 years from the issue date. In the event the vendor secures debt financing, the fees paid to the vendor are as follows; 8% of the first $2,000,000, plus 6% of proceeds between, $2,000,001 and $7,000,000 if any, plus 4% of proceeds in excess of $7,000,000 if any. On March 10, 2011, the Company formally terminated this contract.

The Company has entered into an agreement dated October 11, 2010 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will issue 200,000 shares of its commons stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant. The shares were not issued as at April 30, 2011 due to a delay in starting the program.

On February 3, 2011, the Company entered into a non-exclusive contract with a different vendor to provide financing and share placement efforts with the goal of raising equity funding for the Company. The vendor was paid a retainer fee of $15,000, and for funds raised for the Company, was to receive a fee of 10% of cash raised, plus share purchase warrants equal to 10% of the securities sold in any equity financing, On May 17, 2011, the Company formally terminated this contract.

On June 7, 2011, the Company entered into an exclusive contract with a different vendor, terminable on two month's notice, to provide financing and share placement efforts with the goal of raising equity funding for the Company. In consideration the Company agreed to pay the vendor a retainer fee of $12,500, a monthly retainer of $7,000, plus 10% of the aggregate gross proceeds of any financing secured by the vendor. In addition, the Company agreed to issue the vendor share purchase warrants equal to 10% of the securities sold in such financing, on the same terms as the financing.

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

Effective February 22, 2010, the Company entered into an Asset Purchase Agreement with two vending parties to acquire a 100% interest in three property mineral exploration concessions as an extension to the Company's existing Yura gold prospect located 30 kilometers west of Arequipa, Peru (the "Fortuna Properties"). Harold Gardner, an officer and Director of the Company, is an indirect minority shareholder of one of the vending parties. Subject to final due diligence, the lifting of the Cease Trade Order (which occurred on July 21, 2010), and other customary closing conditions, the Company plans to (i) issue 6,000,000 restricted shares of its common stock to the Vending Parties; (ii) pay to the Vending Parties $100,000 prior to the closing of the acquisition, $125,000 at the closing date, and $100,000 six months from the closing date; and (iii) grant to the Vending Parties, a 2.5% net smelter return ("NSR") royalty on the proceeds of any production from the Fortuna Properties capped at $20,000,000, 1.5% of which can be repurchased by the Company at any time before commencement of any production for the sum of $8,000,000. The NSR also calls for an advance minimum yearly payment of $100,000 to the Vending Parties, which amounts are credited against any royalties ultimately payable.

Investor Relations Consulting Agreement

Effective on August 23, 2010, our Board of Directors authorized August 17, 2010 as the Commencement Date and effectiveness of activities under an Investor Relations Consulting Agreement with Bravo International Services ("Bravo".)

Bravo's services were to include, building our Company's investment audience through the dissemination of corporate data packages, broker presentations, broker communications, mining analyst communications, attending trade shows and handling shareholder enquiries regarding the Company.  Under the Investor Relations Consulting Agreement, our Company is obligated to compensate Bravo $7,500 per month for nine (9) months from the Commencement Date and deliver Bravo Two Hundred Thousand (200,000) shares of the Company's common stock. On February 11, 2011, the Company terminated the Bravo contract for cause and has since commenced an arbitration under the rules of the American Arbitration Association against Bravo for breach of contract and fiduciary duties.

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

GOING CONCERN

The independent auditors' report accompanying our April 30, 2011 and 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Basic and Diluted Net Income (Loss) Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at April 30, 2011 and 2010 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive.

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

Estimated future removal site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expenses or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provisions amounts as incurred. As at April 30, 2011 any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

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

  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Recent Accounting Pronouncements

Business Combinations: In December 2010, the FASB issued ASU 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations." The new guidance specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance applies prospectively to us for business combinations which occur on or after July 1, 2011. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Fair Value: In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GASP or International Financial Reporting Standards ("IFRSs"). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB's intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. We will adopt the provisions of this new guidance on January 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." The new guidance requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If presented in a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with a total of comprehensive income in that statement. If presented in the two-statement approach, the first statement which is the statement of net income, should present components of net income and total net income followed consecutively by a second statement which is the statement of other comprehensive income, that should present the components of other comprehensive income, total other comprehensive income and a total amount for comprehensive income. Regardless of the method used, the entity if required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The new guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011. We will adopt the provisions of this new guidance on July 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Page
Report of Independent Registered Public Accounting Firm	61

Consolidated Balance Sheets as at April 30, 2011 and April 30, 2010	62

Consolidated Statements of Operations and Comprehensive Loss for the years ended April 30, 2011 and April 30, 2010 and for the period from inception (April 20, 2004) to April 30, 2011	63

Consolidated Statements of Cash Flows for the years ended April 30, 2011 and April 30, 2010 and for the period from inception (April 20, 2004) to April 30, 2011	64

Consolidated Statement of Stockholders' Equity (Deficiency) for the years ended April 30, 2011 and April 30, 2010 and for the period from inception (April 20, 2004) to April 30, 2011	65

Notes to the Consolidated Financial Statements	67

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Zoro Mining Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Zoro Mining Corp. (the "Company") as at April 30, 2011 and 2010 (as restated) and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity (deficiency) for the years ended April 30, 2011 and 2010 (as restated) and for the period from inception (April 20, 2004) to April 30, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the cumulative period from April 20, 2004 (inception) to April 30, 2009 were audited by other auditors whose report dated July 13, 2009 expressed an unqualified opinion on those statements with an explanatory paragraph discussing the Company's ability to continue as a going-concern. Our opinion on the consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the period from inception (April 20, 2004) to April 30, 2011, insofar as it relates to amounts for prior periods through April 30, 2009, is solely based on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoro Mining Corp. as at April 30, 2011 and 2010 (as restated) and the results of its operations and its cash flows for the years ended April 30, 2011 and 2010 (as restated) and for the period from inception (April 20, 2004) to April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 15 to the consolidated financial statements, the consolidated financial statements at April 30, 2009, which were audited by another firm of Independent Registered Public Accountants, have been restated to correct an error in accounting for convertible debt. We also audited the adjustments described in note 15 that were applied to restate the 2009 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is an exploration stage company and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
"SCHWARTZ LEVITSKY FELDMAN LLP"
Toronto, Ontario, Canada August 12, 2011	Chartered Accountants Licensed Public Accountants
1167 Caledonia Road Toronto, Ontario M6A 2X1 Tel: 416 785 5353 Fax: 416 785 5663

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets as at April 30, 2011 and April 30, 2010
(Expressed in US Dollars)
	April 30, 2011 $	April 30, 2010 $
		(Note 15)
CURRENT ASSETS
Cash	81,161	34,790
Other receivables	8,413	2,328

Total Current Assets	89,574	37,118

EQUIPMENT (Note 5)	81,555	139,845
MINERAL PROPERTIES (Note 4)	8	8

TOTAL ASSETS	171,137	176,971

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	805,637	609,924
Promissory notes payable (Note 7)	21,997	400,591
Convertible Notes (Note 7)	201,691	-
Derivative Financial Instruments (Note 7)	47,382	881
Due to related parties (Note 6)	864,508	1,132,249

Total Current Liabilities	1,941,215	2,143,645

CONVERTIBLE NOTE (Note 7)	-	196,299
Total Liabilities	1,941,215	2,339,944

Stockholders' Deficiency

Capital stock (Note 8) 180,000,000 common shares authorized, $0.00001 par value
36,971,108 shares issued and outstanding (2010 - 28,401,536)	1,195	1,110
Additional paid-in capital	19,003,080	16,616,881
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(20,808,853)	(18,815,464)

Total Stockholders' Deficiency	(1,770,078)	(2,162,973)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	171,137	176,971

GOING CONCERN   (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 9)
RELATED PARTY TRANSACTIONS (Note 6)
SUBSEQUENT EVENTS (Note 16)

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss for the years ended April 30, 2011 and April 30, 2010 and for the period from inception (April 20, 2004) to April 30, 2011
(Expressed in US Dollars)

	For the Year Ended April 30, 2011	For the Year Ended April 30, 2010 (Note 15)	From April 20, 2004 (Date of Inception) to April 30, 2011 (Note 15)
	$	$	$
Expenses
Bad Debt	-	-	136,250
Depreciation	58,289	77,351	314,848
Donated services	-	-	25,500
Filing and transfer agent fees	17,075	10,989	54,578
Impairment of mineral property costs (Note 4)	-	10,335,902	10,756,200
Interest Expense	95,347	163,123	291,018
Investor Relations	213,574	26,165	372,491
Management and administration fees (Note 6)	556,256	534,572	2,372,135
Mineral exploration costs (Note 4)	717,553	539,160	5,380,952
Office and general (Note 6)	175,283	87,739	729,366
Professional fees	111,283	85,626	648,450
	(1,944,660)	(11,860,627)	(21,081,788)
Other income
Federal income tax recovery (Note 11)	-	216,208	216,208
Gain on sale of fixed assets	-	23,891	23,891
Derivative Gain (Loss)	(4,001)	3,500	9,518
Extinguishment Loss on Debt Modification	(126,875)		(126,875)
Gain on settlement of debt (Note 8)	82,147		82,147
Interest income	-	-	68,046

Net loss and comprehensive loss	(1,993,389)	(11,617,028)	(20,808,853)

Basic and diluted loss per common share	(0.07)	(0.77)

Weighted average number of common shares outstanding - basic and diluted	28,637,695	15,125,390

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows for the years ended April 30, 2011 and April 30, 2010 and for the period from inception (April 20, 2004) to April 30, 2011
(Expressed in US Dollars)

	For the Year Ended April 30, 2011 $	For the Year Ended April 30, 2010 $ (Note 15)	From April 20, 2004 (Date of Inception) to April 30,2010 $ (Note 15)
Cash Flows Used In Operating Activities
Net loss	(1,993,389)	(11,617,028)	(20,808,853)
Adjustments to reconcile net loss to cash used in operating activities:
Extinguishment loss on debt modification	126,875	-	126,875
Federal income tax recovery	-	(216,208	(216,208)
Adjustment to fair value of derivative instruments	4,001	(3,500)	(9,518)
Depreciation	58,289	77,351	314,848
Non-cash management fees and investor relations expense	100,000	-	429,293
Accrued interest income	-	-	(11,250)
Gain on sale of fixed assets	-	(23,891)	(23,891)
Accretion of interest on convertible note	3,700	19,200	32,121
Bad debt	-	-	136,250
Impairment of mineral properties	-	10,335,902	10,756,200
Amortization of debt discount	1,692	-	1,692
Donated rent	-	-	9,000
Donated services	-	-	25,500
Gain on settlement of debt	(82,147)	-	(82,147)
Change in operating assets and liabilities:
Decrease (increase) in other receivables	(6,085)	3,744	(8,413)
Increase (decrease) in due to related parties	886,820	622,022	3,043,436
Increase in accounts payable and accrued liabilities	579,866	386,030	1,446,538

Net Cash Used in Operating Activities	(320,378)	(416,378)	(4,838,527)

Cash Flows Used In Investing Activities
Purchase of equipment	-	-	(518,513)
Proceeds from sale of equipment	-	146,000	146,000
Loan receivable	-	-	(125,000)

Net Cash Provided by (Used) In Investing Activities	-	146,000	(497,513)

Cash Flows Provided by Financing Activities
Promissory note payable	79,249	165,833	927,611
Convertible note	42,500	-	242,500
Proceeds from common stock issuances and subscriptions	245,000	134,850	4,247,090

Net Cash Provided by Financing Activities	366,749	300,683	5,417,201

Increase in Cash	46,371	30,305	81,161

Cash - Beginning	34,790	4,485	-

Cash - Ending	81,161	34,790	81,161

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

Other Non-cash Investing and Financing Activities - Note 10

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)
From April 20, 2004 (Date of Inception) to April 30, 2011
(Expressed in US Dollars)

			Additional Paid-in	Common Stock Subscrip-	Deficit Accumulated During the Exploration	Don- ated
	Common Stock		Capital	tions	Stage	Capital	Total
	#	$	$	$	$	$	$
Balance - April 20, 2004 (Date of Inception)	-	-	-	-	-	-	-
Issuance of common shares for cash at $.0002/share	7,200,000	1,440	(1,400)	(40)	-	-	-
Net loss for the period	-	-	-	-	(1,858)	-	(1,858)
Balance - April 30, 2004	7,200,000	1,440	(1,400)	(40)	(1,858)	-	(1,858)
Issuance of common shares for cash at $.0002/share	1,800,000	360	(350)	(10)	-	-	-
Share subscriptions received	-	-	-	40	-	-	40
Donated rent and services	-	-	-	-	-	10,500	10,500
Net loss for the year	-	-	-	-	(32,480)	-	(32,480)
Balance - April 30, 2005	9,000,000	1,800	(1,750)	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	-	-	-	10	-	-	10
Donated rent and services	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	(12,690)	-	(12,690)
Balance - April 30, 2006	9,000,000	1,800	(1,750)	-	(47,028)	22,500	(24,478)
Issuance of common shares for cash at $0.0544/share	1,822,500	364	100,886	-	-	-	101,250
Share subscriptions received	-	-	-	2,600,000	-	-	2,600,000
Donated rent and services	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	(220,450)	-	(220,450)
Balance - April 30, 2007	10,822,500	2,164	99,136	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit	157,514	32	3,765,908	(2,600,000)	-	-	1,165,940
Share cancellation (Note 8(a))	(6,642,500)	(1,328)	1,328	-	-	-	-
Fair value of warrants issued for mineral properties (Note 4)	-	-	840,000	-	-	-	840,000
Fair value of warrants issued for services	-	-	209,293	-	-	-	209,293
Net loss	-	-	-	-	(3,539,499)	-	(3,539,499)
Balance - April 30, 2008	4,337,514	868	4,915,665	-	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	-	-	-	120,000
Net loss	-	-	-	-	(3,391,459)	-	(3,391,459)
Balance - April 30, 2009 (Note 15)	4,345,014	869	5,035,664	-	(7,198,436)	34,500	(2,127,403)
Shares issued in exchange for retirement of notes and other debt (Note 8)	4,366,522	45	1,746,563	-	-	-	1,746,608
Shares issued for private placement at $0.50 per unit (Note 8)	290,000	3	134,847	-	-	-	134,850
Shares issued for mineral properties at $.50 (Note 8)	19,400,000	193	9,699,807	-	-	-	9,700,000
Net loss	-	-	-	-	(11,617,028)	-	(11,617,028)
Balance - April 30, 2010 (Note 15)	28,401,536	1,110	16,616,881	-	(18,815,464)	34,500	(2,162,973)
Issuance of common shares for services (Note 8)	250,000	2	99,998	-	-	-	100,000
Shares issued in exchange for retirement of notes and other debt (Note 8)	7,094,572	71	1,915,463	-	-	-	1,915,534
Loss on settlement of related party debt			(1,125)		-	-	(1,125)

Modification of convertible note (Note 7)	-	-	126,875	-	-	-	126,875
Shares issued for private placement at $0.20 per unit (Note 8)	1,225,000	12	244,988	-	-	-	245,000
Net loss	-	-	-	-	(1,993,389)	-	(1,993,389)
Balance - April 30, 2011	36,971,108	1,195	19,003,080	-	(20,808,853)	34,500	(1,770,078)

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009 (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

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

The Company's common shares trade on the United States OTC Bulletin Board, the OTCQB Exchange and on the Frankfurt Stock Exchange.

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
April 30, 2011
(Expressed in US Dollars)
2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and ultimately the attainment of profitable operations. As at April 30, 2011, the Company has accumulated losses of $20,808,853 since inception and has a working capital deficiency of $1,851,641. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In conjunction with the April 22, 2009 reverse share consolidation, the Company plans to finance its activities utilizing debt and equity instruments that should be more favorably received by the investment community due to the corporate restructuring. On August 17, 2009 the Company settled some of its existing debts with equity in order to reduce current liabilities and improve the overall financial condition of the Company.
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

c)     Equipment

Equipment is recorded at cost.  Depreciation is provided using the straight-line method over 5 years for exploration equipment, earth moving equipment, automotive equipment and furniture and fixtures; depreciation is provided using the straight-line method over 3 years for computer equipment. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

d)     Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at April 30, 2011 and 2010 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

e)     Comprehensive Loss

The Company reports comprehensive income or loss in its consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments for self sustaining foreign operations.

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

Estimated future removal site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expenses or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provisions amounts as incurred. As at April 30, 2011 any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

g)     Financial Instruments

The fair market value of the Company's financial instruments comprising cash, accounts payable and accrued liabilities, promissory notes payable, due to related parties and other receivables were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions. The Company has not experienced any material losses in such accounts.

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
April 30, 2011
(Expressed in US Dollars)
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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)
3.	Summary of Significant Accounting Policies (continued)

l)     Recent Accounting Pronouncements

Business Combinations: In December 2010, the FASB issued ASU 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations." The new guidance specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance applies prospectively to us for business combinations which occur on or after July 1, 2011. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Fair Value: In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GASP or International Financial Reporting Standards ("IFRSs"). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB's intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. We will adopt the provisions of this new guidance on January 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." The new guidance requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If presented in a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with a total of comprehensive income in that statement. If presented in the two-statement approach, the first statement which is the statement of net income, should present components of net income and total net income followed consecutively by a second statement which is the statement of other comprehensive income, that should present the components of other comprehensive income, total other comprehensive income and a total amount for comprehensive income. Regardless of the method used, the entity if required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The new guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011. We will adopt the provisions of this new guidance on July 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)
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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)
4.	Mineral Properties (continued)

During the year ended April 30, 2010 the Company issued 19,400,000 shares of common stock valued in the aggregate amount of $9,700,000 at a price of $0.50 per share in exchange for certain mineral properties in Chile. The Company was unable to allocate any economic values to the claims groups acquired in the transaction and recognized an impairment charge of $9,699,998 and Mineral Property cost of $2.

During the year ended April 30, 2010, the Company took additional impairment charges of $474,926 related to the Don Beno property in Chile and $160,978 related to the Yura property in Peru due to lack of funding and exploration activities. The Company intends to keep the properties in good standing for future exploration.

Expensed mineral exploration costs by area of exploration for the years ended April 30, 2011 and 2010 were as follows:

	2011	2010
Chile
Field supplies	5,690	3,980
Geological, mapping and survey	97,355	83,492
Property maintenance	44,333	22,986
Site administration	352,452	342,417
Travel	56,190	37,535
	556,020	490,410
Peru
Field supplies	-	-
Geological, mapping and survey	-	-
Property maintenance	8,581	-
Site administration	162,063	33,750
Travel	-	-
	170,644	33,750
Mexico
Geological, mapping and survey	-	-
Property maintenance	(9,111)	-
Site administration	-	15,000
	(9,111)	15,000
Total	$717,553	$539,160

The Company shares operating offices in Chile, Peru, and Tucson, AZ with Pacific Copper Corp. (Pacific Copper), a Delaware public company, in Chile and Arizona also with Pan American Lithium Corp. ("Pan American"), and in Arizona with Titan Iron Ore Corp. ("Titan").  Certain directors and management of the Company also act as officers, directors, and management of the other companies (refer to Note 6).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

5.     Equipment

Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.

	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
	2011	2011	2011	2010
North America
Computers	$7,020	$7,020	$-	$612
South America
Computers	3,315	3,298	17	621
Furniture	12,639	8,766	3,873	6,342
Exploration equipment	14,204	10,451	3,753	6,395
Vehicles	105,752	67,840	37,912	57,873
Earth moving equipment	159,999	123,999	36,000	68,002
	295,909	214,354	81,555	139,233

Total	$302,929	$221,374	$81,555	$139,845

Depreciation for the year ended April 30, 2011 amounted to $58,289 (2010: $77,351).
6.	Related Party Transactions

During the year ended April 30, 2011, the Company incurred the following amounts to officers, directors, and other related parties to the Company:

a)     incurred $90,000 (2010: $90,000) to a director and officer of the Company for geological services rendered of which $105,000 (2010: $100,347) was owed to this director at April 30, 2011 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs;

b)     incurred to a director and officer of the Company $90,000 (2010: $90,000) for management of South American exploration with such costs recorded as management and administrative expenses.  At April 30, 2011, $405,696 (2010: $512,359) was owed to this director for unpaid fees and reimbursement of expenses;

c)     incurred to a director and officer of the Company $141,377 (2010: $141,377) for management services with respect to the administration of the Company of which $134,929 (2010: $152,271) was owed to this officer at April 30, 2011 for unpaid services and reimbursement of expenses;

d)     paid an officer of the Company $47,906 (2010: $37,706) for administrative services;

e)     the Company incurred a total of $232,464 (2010: $316,272) to a private Chilean company that provides exploration services to the Company in Chile and has a director in common, with such costs recorded as exploration costs in Chile, South America and of which $139,754 (2010: $197,272) was owing at April 30, 2011.

f)     paid an officer of the Company $51,687 (2010: $51,687) for accounting services;

During the year ended April 30, 2011, the Company participated in a cost sharing arrangement with two other public companies, Pacific Copper--that has three directors in common with the Company and shares South American operating offices, and Pan American--that has one director and four officers in common with the Company and shares an office in Chile. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. During the year ended April 30, 2009 Pacific Copper loaned the Company $430,000 secured by non-interest bearing promissory notes of which $79,129 was owing at year end (2010: $160,000).

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in lease payments from Pan American in connection with the Piedra Parada concessions. During the year ended April 30, 2011 the Company received payments totaling $10,000 from Pan American. As of April 30, 2011 the Company had a balance of $Nil (2010: $10,000) owing to Pan American.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)
6.	Related Party Transactions - continued

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.
7.	Convertible and Promissory Notes

Convertible Notes

The carrying values of the Company's convertible notes consist of the following as of April 30, 2011 and April 30, 2010:

Convertible Notes	April 30, 2011	April 30, 2010
$200,000 face value convertible note due October 31, 2010	$ 200,000	$ 196,299
$ 42,500 face value convertible note due November 16, 2011	1,691	-
	$ 201,691	$ 196,299

$200,000 Convertible Note

On October 31, 2008, the Company issued a $200,000 6% convertible note with a term to October 31, 2010 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. While the note is outstanding, the holder has the option to convert the principal balance and interest, into conversion units at a conversion price of $3.20 per unit for a period of two years.  Each unit is comprised of one common share and one share purchase warrant exercisable at $5 per share for a two year term from the date of conversion. Further, the terms of the convertible note provide for certain redemption features. If, in the event of certain defaults on the terms of the note, certain of which are indexed to equity risks, the holder can accelerate the payment of outstanding principal and interest.

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 480 and ASC 815. The common stock component of the unit conversion feature does meet all of the eight conditions for equity classification provided in ASC 815. However, the warrant component of the unit conversion feature falls within the scope of ASC 480 because it contains a fundamental transaction which provides that the warrants are contingently redeemable for assets. Since the embedded warrant falls under the scope of ASC 480, it requires liability classification. The redemption features (the "default put") are indexed to risks that are not associated with credit or interest risk and, therefore, require bifurcation. Accordingly, a compound embedded derivative, which comprises of (i) the warrant component of the unit conversion feature and (i) the default put was bifurcated from the contract and has been recorded as a derivative liability.

October 31, 2010 Modification to $200,000 Convertible Note

On October 31, 2010, the Company and the holder of the $200,000 convertible note changed the conversion rights of accrued interest and principal to enable conversion by the holder at the rate of $0.40 per post consolidation share without the requirement for issuance of warrants on conversion. The modification gave rise to an extinguishment. As a result of the modification, the Company recorded an extinguishment loss in the amount of $126,875.

$42,500 Convertible Note

On February 14, 2011, the Company issued a $42,500 8% convertible note with a term to November 16, 2011 (the "Maturity Date"). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning six months after the issuance date, at the holder's option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the closing, (iii) 140% if prepaid 91 days following the closing through 120 days following the closing, (iv) 150% if prepaid 121 days following the closing through 180 days following the closing, and (v) 175% if prepaid 181 days following the closing through the maturity date. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest (the "default put").

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

7.	Convertible and Promissory Notes - continued

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815. The conversion feature did not meet the definition of "indexed to a company's own stock" provided for in ASC 815 due to its variable conversion price. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. Accordingly, a compound embedded derivative, which comprises of (i) the embedded conversion feature and (i) the default put was bifurcated from the contract and has been recorded as a derivative liability.

The following table reflects the allocation of the purchase on the financing dates (see also Note 13 and Note 14):

Convertible Notes	$200,000 Face Value	$42,500 Face Value
Proceeds	$ (200,000)	$ (42,500)
Compound embedded derivative	14,400	54,631
Day-one derivative loss	-	(12,131)
Carrying value	$ 185,600	$ -

Promissory Notes

During the year ended April 30, 2009, the Company borrowed $437,000 from an unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing. During the year ended April 30, 2010, the Company borrowed an additional $113,565 from this unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. During the year ended April 30, 2011, the Company borrowed an additional $64,600 from this unrelated company by way of promissory notes bearing interest from 8% to 10% per annum and due twelve months from signing.  During the same period the notes were settled by issuing shares of the Company's common stock to the note holder. At April 30, 2011 the balance owing including interest was $0 (April 30, 2010: $326,069).

During the year ended April 30, 2009, the Company borrowed $48,529 from an unrelated company by way of promissory notes bearing interest at a rate of 8% per annum and due nine months from signing. During the year ended April 30, 2010, the Company borrowed an additional $19,000 from this unrelated company by way of a promissory note bearing interest at 8% per annum and due twelve months from signing and also settled various amounts by way of stock issuances. During the year ended April 30, 2011, the notes were settled by issuing shares of the Company's common stock to the note holder. At April 30, 2011, the balance owing including interest was $0 (April 30, 2010: $40,972).

During the year ended April 30, 2010, the Company borrowed $32,000 at 8% interest from unrelated companies. During the year ended April 30, 2011, a portion of the notes were settled by issuing shares of the Company's common stock to the note holder. At April 30, 2011, the balance owing including interest was $21,997 (April 30, 2010: $33,550).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

8.	Capital Stock

a)     Share issuances and cancellations:

April 30, 2010

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

8.     Capital Stock - continued

April 30, 2011

On September 22, 2010 the Company engaged a consultant to perform strategic planning and communications services in exchange for 250,000 shares of the Company's common stock as well as other remuneration. The value of the services associated with the stock issuance was valued at the trading price of $0.40 on the date the shares were issued. The Company recorded an investor relations expense of $100,000.

On April 26, 2011, the Company issued 7,094,572 shares of common stock to various related and unrelated parties in exchange for retirement of promissory notes, advances, services, and other debts in the aggregate amount of $1,996,556 at a price of $0.27 per share, effective March 31, 2011. Of an aggregate of $1,154,561 of the debts settled with related parties, $225,285 was for services rendered, and $929,276 was for direct advances, promissory notes, interest, and out of pocket expenses. Settlements with related parties are summarized as follows:

1.     our President and director settled $150,285 of amounts due for services rendered with 375,712 common shares and settled $12,129 of out of pocket expenses with 48,517 common shares;

2.     our VP Exploration and director settled $75,000 of amounts due for services rendered with 187,500 common shares and $28,304 of out of pocket expenses with 113,216 common shares; and

3.     our VP Business Development, Chairman and director settled $598,860 in advances and out of pocket expenses for 2,395,440 common shares, and a company with this director in common settled $289,983 in advances, promissory notes, and interest provided to the Company for direct expenditures incurred in Chile for 1,159,930 common shares;

On March 31, 2011, the Company settled debt with non-related parties, in the amount of $841,996, with the issuance of 2,814,257 common shares. The trading price on the settlement date was $0.27 per share. Therefore the company recognized a gain on debt settlement of $82,147.

On April 30, 2011, the Company issued 1,225,000 common shares to unrelated parties in private placements in the aggregate amount of $245,000 at a price of $0.20 per share and 1,225,000 common share purchase warrants at a price of $.30 exercisable within 24 months of the share issue date.

b)     Warrants:

April 30, 2010

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

April 30, 2011

On April 30, 2011and in connection with a private placement, the Company issued 1,225,000 warrants to purchase common shares at a price of $0.30 until 24 months following the issue date.

The fair value of these warrants at the date of grant of $128,936 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.61%, a dividend yield of 0%, and an expected volatility of 99.59%.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

8.  Capital Stock (continued)

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007	-	-	-
Granted during the year	436,060	21.37	2.00
Balance, April 30, 2008	436,060	21.37	1.22
Granted during the year	-	-	-
Balance, April 30, 2009	436,060	21.37	0.22
Granted during the year	306,800.75		1.58
Expired during the year	(436,060)	14.00	-
Balance, April 30, 2010	306,800.75		0.50
Granted during the year	1,225,000.30		2.00
Balance, April 30, 2011	1,531,800.39		1.25

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
April 30, 2011
(Expressed in US Dollars)

9.     Commitments and Contingencies

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

Effective December 2, 2009, the Company exercised an Option for the acquisition from Sociedad Gareste Limitada ("Gareste") of a 100% legal and beneficial interest in and to the Sierra Fritis Project, Harold Gardner, an officer and Director of the Company, is co-managing partner of Gareste. Under the Option (which also included the Piedra Parada project), the Company (i) issued an aggregate of 19,400,000 restricted shares of its common stock to the vending parties; (ii) agreed to pay or cause to be paid all underlying regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing; and (iii) granted to Gareste a 2% net smelter return ("NSR") royalty on the proceeds of any production from the Fritis property, capped at $6,000,000, one-half of which can be repurchased by the Company at any time before commencement of any production for the sum of $2,000,000. The Fritis titles remain in Gareste currently pending completion of title transfers and notifications at the mining registry.

The Fritis property consists of 8 mineral exploration concessions covering approximately 2,300 hectares (5,683 acres), located roughly 40 kilometers to the south of Copiapó, Chile, via paved highway and improved roads, and at an elevation of 500 meters. These concessions appear to contain epithermal precious metals targets. The property was previously controlled by Teck-Cominco until mid-2009 when the concessions lapsed and were acquired by Gareste, who conducted a surface sampling program in late 2009. Zoro has identified several areas at the concessions which could be the targets of future exploration efforts. However, the Company has no current exploration plans for the remainder of 2011 for the Sierra Fritis property.

Effective December 2, 2009, the Company exercised an Option for the acquisition from Gareste of interests in and to the Piedra Parada salar Project, Harold Gardner, an officer and Director of the Company, is co-managing partner of Gareste. Under the Option (which also included the Sierra Fritis project), the Company (i) issued an aggregate of 19,400,000 restricted shares of its common stock to the vending parties; (ii) agreed to pay or cause to be paid all underlying regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing; and (iii) granted to Gareste a 2% net smelter return ("NSR") royalty on the proceeds of any production from the Piedra Parada property, capped at $6,000,000, one-half of which can be repurchased by the Company at any time before commencement of any production for the sum of $2,000,000. The Piedra Parada titles remain in Gareste currently pending completion of title transfers and notifications at the mining registry.

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

The Company has entered into an agreement dated October 11, 2010 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will issue 200,000 shares of its commons stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of  the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant. The shares were not issued as at April 30, 2011 due to a delay in starting the program.

On March 31, 2011, Zoro Mining Corp., through its subsidiary Sociedad Zoro Chile, Limitada (collectively, the "Company") entered into a binding letter of intent (the "LOI") with Llanos de Caldera, S.A. Cerrada ("LDC"), a privately-held Chilean corporation, whereby LDC can earn an undivided 70% interest in the Company's Escondida precious metals project located near Copiapo, Chile, and following which the Company and LDS will form a joint venture to govern operations at Escondida, as follows:

1. Earn-In Requirement. To earn the 70% interest, LDC must commence, pay for and complete qualifying Earn-In Expenditures totaling at least five hundred thousand dollars (US$500,000) within one (1) year of the date of the LOI ("Earn-In Term"). Earn-In Expenditures are defined as all the costs and expenses to complete an initial exploration, drilling, sampling and metallurgical testing program as set forth in the LOI (the "Initial Exploration Program"), and include, in addition, all tax payments and related costs of maintaining the mineral titles to Escondida during the Earn-In Term ("Holding Costs") and payments for overhead expenses. Harold Gardner, a director of the Company and a principal within LDC, shall have oversight responsibility for the Initial Exploration Program, and LDC shall be the operator under the LOI.

2. Declaration of Earn-In. At any time prior to or at the end of the Earn-In Term, LDC can elect to give notice in writing to the Company that it has completed the Initial Exploration Program and has successfully incurred the Earn-in Expenditures for Escondida (the "Earn-In"). At such time, to the extent not previously done, LDC shall furnish the Company with copies of all reports, information and data developed during the Initial Exploration Program, and satisfactory evidence of the incurrence and payment of the Earn-In Expenditures, which the Company shall reasonably accept, and LDC shall be deemed to have earned an undivided 70% interest in Escondida. Upon reasonable request from LDC, the Company shall cause the transfer of this 70% interest to LDC, or, alternatively, 100% of the property to the Joint Venture described below.

3. Joint Venture and Joint Operating Agreement. At the time that Earn-In is achieved, the parties will form a Joint Venture and finalize and execute a Joint Operating Agreement ("JOA") to govern their interests in Escondida, whereby LDC will be the Operator, and the parties shall fund their respective shares of expenses going forward.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

10.    Non-cash Investing and Financing Activities

The Company's non-cash investing and financing activities during the year ended April 30, 2011 and 2010, were as follows:

2011
Shares issued in settlement of amounts owing to related parties, and non related debt holders: Shares issued for services	$1,915,534 $100,000

2010
Shares issued in settlement of amounts owing to related parties and non related debt holders: Shares issued for acquisition of mineral properties:	$1,746,608 $9,700,000

11.    Income Taxes

Except as otherwise noted, there were no temporary differences related to the Company's assets and liabilities nor other temporary differences that result in deferred tax assets nor liabilities. The Company's deferred tax assets which may be available to reduce future year's taxable income include the Company's net operating loss carry-forwards of approximately $5,017,000 (2010 - $3,318,000); tax deductions for equipment in excess of those for accounting of approximately $157,000 (2010 - $163,000); tax deductions for mineral property acquisition costs in excess those for accounting of approximately $3,298,000 (2010 - $3,298,000); and other deductions which may be available to reduce future year's taxable income of approximately $136,000 (2010 - $136,000). The net operating loss carry-forwards will expire, if not utilized, commencing in 2024. Management believes that the realization of the benefits from the deferred tax assets is uncertain due to the Company's limited operating history and continuing losses. Accordingly, a deferred tax asset valuation allowance has been provided.

The significant components of the Company's deferred income tax assets and liabilities at April 30 are as follows:

	2011	2010
Deferred tax assets
Non-capital losses	$1,705,674	$1,128,071
Equipment	53,507	55,449
Mineral property acquisition costs	3,297,999	3,297,999
Other	46,325	$46,325
	5,103,505	4,527,844
Less: valuation allowance	(5,103,505)	(4,527,844

Net deferred tax assets	-	-

The provision for income tax differs from the amount computed by applying statutory tax rates to earnings (loss) before income taxes.  The difference results from the following:

	2011	2010

Net loss before income taxes	$(1,993,389)	$(11,617,028)
Statutory tax rate	34%	34%

Expected tax expense (recovery)	(677,752)	(3,949,790)
Items not deductible for tax purposes	273,759	124,376
Change in valuation allowance	403,993	3,609,206

Deferred income tax provision (recovery)	$-	$(216,208)

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)
11.	Income Taxes (continued)

The Company has filed income tax returns since inception in the United States.  Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, to accrue such penalties in the amount of $90,000.

As of April 30, 2011 the Company has non-capital losses of approximately $5,017,000 available to offset future taxable incomes which expire as follows:

2024                           -
2025                  22,000
2026                    1,000
2027                156,000
2028             1,114,000
2029             1,101,000
2030                924,000
2031             1,699,000
              -----------------
                    5,017,000
              ==========
12.	Segmented Information

	North America	South America and Mexico	Consolidated
April 30, 2011
Segmented revenue	$-	$-	$-
Segmented loss	$1,222,202	$771,187	$1,993,389
Identifiable assets	$89,574	$81,563	$171,137
April 30, 2010
Segmented revenue	$-	$-	$-
Segmented loss	$669,270	$10,947,758	$11,617,028
Identifiable assets	$37,730	$139,241	$176,971

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

13.     Financial Instruments

The Company's financial instruments consist of cash, other receivables, accounts payable and accrued liabilities, promissory notes payable, and due to related parties. The carrying amounts of these financial instruments are a reasonable estimate of their fair values because of their current nature.

The following table summarizes information regarding the carrying values of the Company's financial instruments:

	2011	2010

Held for trading (i)	$81,161	34,790
Other financial liabilities (ii)	1,941,215	2,339,944

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

The following table sets forth the Company's financial instruments as of April 30, 2011, measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

Cash	$81,161	-	-	81,161
Total assets	$81,161	-	-	81,161

Accounts payable and accrued liabilities	$-	-	805,637	805,637
Promissory notes payable	-	-	21,997	21,997
Convertible Notes	-	-	201,691	201,691
Derivative Financial Instruments	-	-	47,382	47,382
Due to related parties	-	-	864,508	864,508
Total other financial liabilities	$-	-	1,941,215	1,941,215

The following table sets forth the Company's financial instruments as of April 30, 2010, measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

Cash	$34,790	-	-	34,790
Total assets	$34,790	-	-	34,790

Accounts payable and accrued liabilities	$-	-	609,924	609,924
Promissory notes payable	-	-	400,591	400,591
Convertible Notes			196,299	196,299
Derivative Financial Instruments			881	881
Due to related parties	-	-	1,132,249	1,132,249
Total other financial liabilities	$-	-	2,339,944	2,339,944

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

13.     Financial Instruments - continued

The features embedded in the $200,000 face value convertible note were combined into one compound embedded derivative that the Company fair valued using the income valuation technique using the Monte Carlo valuation model. The Monte Carlo model was believed by management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, the Monte Carlo model also embodies assumptions that provide for credit risk, interest risk and redemption behaviors (i.e. assumptions market participants exchanging debt-type instruments would also consider). The Monte Carlo model simulates multiple outcomes over the period to maturity using multiple assumption inputs also over the period to maturity. The following table sets forth (i) the range of inputs for each significant assumption and (ii) the equivalent, or averages, of each significant assumption as of April 30, 2010:

The financings giving rise to derivative financial instruments	$200,000 Face Value
Conversion price	$ 5.24
Equivalent volatility	118.42%
Equivalent term (years)	0.504
Equivalent credit-risk adjusted yield	15.54%
Equivalent interest risk adjusted rate	5.84%

The features embedded in the $42,500 face value convertible note were combined into one compound embedded derivative that the Company fair valued using the Binomial Lattice valuation model. The Binomial model was believed by management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, the Binomial Lattice model also embodies an assumption that provides for a vesting date, which is a necessary input for valuing this compound derivative since the compound derivative is not exercisable for six months after the issuance date. The following table sets forth the inputs for each significant assumption as of April 30, 2011:

The financings giving rise to derivative financial instruments	$42,500 Face Value
Conversion price	$ .1102
Volatility	118.42%
Term (years)	0.75
Risk-free rate	0.30%
Vesting date	08/14/2011

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

	Derivative Financial Instruments
	2011	2010
Balance as of May 1	$ (881)	$ (4,381)
Total gains or losses (realized or unrealized):
Included in earnings	8,130	3,500
Convertible note issuances	(54,631)	-
Balance as of April 30	$ (47,382)	$ (881)

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

14.     Derivative Financial Instruments

The carrying value of the compound embedded derivatives is on the balance sheet, with changes in the carrying value being recorded as derivative loss on the income statement. The components of the compound embedded derivatives as of April 30, 2011 and April 30, 2010 are as follows:

	April 30, 2011		April 30, 2010
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values	Indexed Shares	Fair Values
$200,000 face value convertible note due October 31, 2010	-	$ -	62,500	$ 881
$ 42,500 face value convertible note due November 16, 2011	423,055	47,382	-	-
	423,055	$ 47,382	62,500	$ 881

The following table summarizes the effects on the Company's gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the year ended April 30, 2011 and 2010, respectively:

The financings giving rise to derivative financial instruments and the income effects:	Year Ended April 30, 2011	Year Ended April 30, 2010
$200,000 face value convertible note due October 31, 2010	$ 881	$ 3,500
$ 42,500 face value convertible note due November 16, 2011	7,249	-
	8,130	3,500
Day-one derivative loss:
$ 42,500 face value convertible note due November 16, 2011	(12,131)	-

Total derivative gain (loss)	$ (4,001)	$ 3,500

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

15.     Revisions to Financial Statements

The financial statements as of April 30, 2010 and the year then ended are revised to incorporate additional expenses related to the compound embedded derivative arising from the $200,000 Convertible Note, which is detailed in Note 7. The compound embedded derivative includes the (i) warrant component of the unit conversion feature and (ii) the default put. Originally, the (i) warrant component of the unit conversion feature and (ii) the default put were not bifurcated from the host instrument. Instead, the convertible debt was allocated between its debt and equity components on a relative fair value basis. In the analysis conducted in 2011, the Company determined that a compound embedded derivative arose from the $200,000 Convertible Note and requires bifurcation and liability classification. The derivative (income) expense related to the instrument amount to $(10,019) and $(3,500) in fiscal years 2009 and 2010, respectively.

	Quarter Ended		Quarter Ended		Year Ended		Quarter Ended
	October 31, 2008 (Unaudited)		January 31, 2009 (Unaudited)		April 30, 2009 __________________		July 31, 2009 (Unaudited)
	Prior to Restatement	Restated	Prior to Restatement	Restated	Prior to Restatement	Restated	Prior to Restatement	Restated
Balance Sheet:
Accounts payable and accrued liabilities	634,094	634,094	838,349	841,144	456,859	462,580	564,844	565,690
Convertible notes	115,974	185,600	126,054	187,342	136,651	189,100	148,527	190,874
Compound embedded derivative	--	14,400	--	24,688	--	4,381	--	3,494
Additional paid-in capital	5,035,664	5,035,664	5,035,664	5,035,664	5,035,664	5,035,664	5,035,664	5,035,664
Deficit accumulated during the exploration stage	(5,850,798)	(5,850,798)	(6,416,929)	(6,421,674)	(7,219,911)	(7,193,691)	(7,638,259)	(7,630,296)
Equity component of convertible debt	84,026	0	84,026	0	84,026	0	84,026	0
Consolidated Statements of Operations and Comprehensive Loss
Interest expense (related to debt discount & 6% coupon)			10,079	4,537	20,677	9,221	11,876	4,800
Total operating expenses	876,324	876,324	566,130	560,588	3,416,684	3,405,228	418,348	411,272
Loss from operations	(876,324)	(876,324)	(566,130)	(560,588)	(3,416,684)	(3,405,228)	(418,348)	(411,272)
Derivative income (expense)				(10,288)		20,306		888
Total other income (expense)	1,875	1,875	--	(10,288)	3,750	24,056	--	888
Net loss	(874,449)	(874,449)	(566,130)	(570,876)	(3,412,934)	(3,391,459)	(418,348)	(410,385)
Loss per weighted average number of shares outstanding - basis and fully diluted	(0.01)	(0.01)	(0.01)	(0.01)	(0.79)	(0.78)	(0.10)	(0.09)

Consolidated Statement of Cash Flows:
Net loss	(874,449)	(874,449)	(566,130)	(570,876)	(3,412,934)	(3,391,459)	(418,348)	(410,385)
Adjustment for:		--
Derivative expense	-	-	-	10,288	-	(10,019)	-	(888)
Interest expense	-	-	-	(5,542)	-	(11,456)	-	(7,070)
Net cash used in operating activities	(446,412)	(446,412)	(439,316)	(439,316)	(937,680)	(937,680)	(21,810)	(21,810)

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

15.     Revisions to Financial Statements, continued
	Quarter Ended		Quarter Ended		Year Ended		Quarter Ended
	October 31, 2009 (Unaudited)		January 31, 2010 (Unaudited)		April 30, 2010 __________________		July 31, 2010 (Unaudited)
	Prior to Restatement	Restated	Prior to Restatement	Restated	Prior to Restatement	Restated	Prior to Restatement	Restated
Balance Sheet:
Accounts payable and accrued liabilities	401,109	412,880	470,488	485,284	592,202	609,924	756,500	777,247
Convertible notes	118,761	192,666	139,458	194,474	162,969	196,299	191,370	198,141
Compound embedded derivative	--	6,394	--	4,369	--	881	--	--
Additional paid-in capital	6,782,227	6,782,227	16,618,631	16,618,631	16,616,881	16,616,881	16,616,881	16,616,881
Deficit accumulated during the exploration stage	(7,987,317)	(7,982,124)	(18,055,284)	(18,037,395)	(18,890,232)	(18,815,464)	(19,287,409)	(19,262,994)
Equity component of convertible debt	126,701	0	126,701	0	126,701	0	126,701	0
Consolidated Statements of Operations and Comprehensive Loss
Interest expense (related to debt discount & 6% coupon)	12,909	4,816	20,697	4,833	68,993	19,200	28,401	4,867
Total operating expenses	349,058	340,965	10,067,967	10,052,103	11,910,420	11,860,627	397,177	373,643
Loss from operations	(349,058)	(340,965)	(10,067,967)	(10,052,103)	(11,910,420)	(11,860,627)	(397,177)	(373,643)
Derivative income (expense)		(2,900)	--	2,025		3,500		881
Total other income (expense)	--	(2,900)	--	2,025	240,099	243,599	--	881
Net loss	(349,058)	(343,865)	(10,067,967)	(10,050,078)	(11,670,321)	(11,617,028)	(397,177)	(372,762)
Loss per weighted average number of shares outstanding - basis and fully diluted	(0.04)	(0.04)	(0.50)	(0.50)	(0.77)	(0.77)	(0.01)	(0.01)

Consolidated Statement of Cash Flows:
Net loss	(349,058)	(343,865)	(10,067,967	(10,050,078)	(11,670,321)	(11,617,028)	(397,177)	(372,762)
Adjustment for:		--
Derivative expense	-	2,900	-	(2,025)	-	(3,500)	-	(881)
Interest expense	-	(8,093)	-	(15,864)	-	19,200	-	(23,534)
Net cash used in operating activities	(117,450)	(117,450)	(206,245)	(206,245)	(416,378)	(416,378)	(75,912)	(75,912)

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

15.     Revisions to Financial Statements, continued
	Quarter Ended		Quarter Ended
	October 31, 2010 (Unaudited)		January 31, 2011 _________________
	Prior to Restatement	Restated	Prior to Restatement	Restated
Balance Sheet:
Accounts payable and accrued liabilities	998,918	1,022,690	1,169,246	1,196,043
Convertible notes	224,720	200,000	228,091	187,342
Compound embedded derivative	--	--	--	24,688
Additional paid-in capital	16,816,879	16,816,879	16,816,879	16,816,879
Deficit accumulated during the exploration stage	(19,835,298)	(19,806,832)	(20,275,691)	(20,278,716)
Equity Portion of Convertible Debt	126,701	-	126,701	-
Consolidated Statements of Operations and Comprehensive Loss
Interest expense (related to debt discount & 6% coupon)	33,350	4,884	-	3,025
Total operating expenses	547,889	519,423	(440,393)	443,418
Loss from operations	(547,889)	(519,423)	(440,393)	(443,418)
Derivative income (expense)		--
Total other income (expense)
Net loss	(547,889)	(519,423)	(440,393)	(443,418)
Loss per weighted average number of shares outstanding - basis and fully diluted	(0.02)	(0.02)	(0.02)	(0.02)

Consolidated Statement of Cash Flows:
Net loss	(547,889)	(519,423)	(440,393)	(443,418)
Adjustment for:		--
Derivative expense	-	-	-	-
Interest expense	-	(28,466)	-	(3,025)
Net cash used in operating activities	(89,822)	(89,822)	(111,495)	(111,495)

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

16.     Subsequent Events

On June 7, 2011 the Company engaged a consultant as a semi-exclusive agent for 1.) an offering of common equity, convertible or unit securities for targeted gross proceeds of a range between $4,000,000 to $5,000,000, to be sold by way of private placement; and 2.) sponsorship in augmenting the existing U.S. OTC Bulletin Board listing with obtaining a concurrent listing on the Toronto Stock Exchange Venture ("TSXV"). The fees for services shall be a retainer of CDN$12,500 payable upon execution of the agreement. Monthly work fees of CDN$7,000 per month shall be due and payable; however, at the option of the Company the work fees may be deferred until the earliest of the following events: i) the anticipated full funding in the amount of $1,000,000 (net of fees and expenses) to be received from a third party funding; ii) the closing of this offering, upon the first tranche if there are multiple closings; and iii) the closing or listing of the Company's common equity securities on the TSXV. In addition, closing fees shall be 10% of gross proceeds plus 10% broker's warrants.

On June 7, 2011 the Company entered into an agreement with a consultant to perform certain geological and project management services in Arequipa, Peru for a term of one year commencing when and if the Company secures targeted funding. Fees are approximately $12,810 per month based on a daily rate of $610 per day. In addition, the consultant can earn a $10,000 loyalty bonus after one year, or a prorated amount if the contract is terminated sooner. In the event the consultant fulfills the obligation for a full year, the Company will issue to the consultant 500,000 options to purchase Company shares at a price of $0.50 for a period of two years from the date of issue.

On July 11, 2011 a demand for arbitration was brought by Zoro Mining Corporation ("Zoro") against Larry Davis d/b/a Bravo International Services ("BIS"), through the American Arbitration Association,  for breach of contract, negligence and breach of fiduciary duty. The main complaint is that Davis/BIS was/were engaged under contract to provide investor relations services to bring more attention and buying to Zoro shares in the market, and thereby raise the market volume and price of Zoro shares. While under contract, Davis/BIS failed to perform the service he/it contracted to perform and engaged in other actions  that negatively impacted on Zoro's reputation in breach of his/its obligations including, but not limited to selling Zoro shares he/it had in his/its possession into the market, thereby depressing the price of Zoro shares causing damages to Zoro.   The resulting damage included loss of investors and possible financings that Zoro management had lined up. The Arbitration seeks as minimum damages the value of 200,000 Zoro shares received from Zoro by Davis/BIS.

On August 12, 2011 the Company's board of directors resolved to discontinue maintenance and exploration of its Mexican mineral properties due to instability in the region where the claims were held. The capitalized mineral properties had previously been written off as impaired.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As of April 30, 2011, the end of our fiscal year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this annual report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

As of April  30, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were somewhat effective but not by all criteria utilized.  Therefore conclusions were that internal control over financial reporting was not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. To some degree however, a mitigating factor was the relatively minor scale of operations during the year that did not warrant a more elaborate system to reduce risks further, and a concentration on exploration initiatives in Chile while only maintenance initiatives that were prevalent on the Company's prospects in Peru and Mexico.

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

The aforementioned material weaknesses were identified by the Company's Chief Executive Officer / Chief Financial Officer in connection with the preparation of our financial statements as of April 30, 2011 and communicated the matters to our management and board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred the last quarter of our fiscal year ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Andrew Brodkey	55	President/Chief Executive Officer and a Director
Frank Garcia	54	Chief Financial Officer
David Hackman	69	Vice President of Exploration and a Director
Harold Gardner	55	Chief Operating Officer/Vice President of Business Development and a Director
Jodi Henderson	37	Secretary/Treasurer
Federico Diaz	58	Director
Rene Ramirez	59	Director

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

Andrew Brodkey. Mr. Brodkey has been our President/Chief Executive Officer and a director since February 18, 2008. Mr. Brodkey is a mining engineer and a lawyer, graduating with distinction with a B.S. in Mining Engineering from the University of Arizona in 1979, and a law degree cum laude from Creighton University in 1982. He worked at the Denver, Colorado law firm of Gorsuch, Kirgis, Campbell, Walker and Grover as an associate specializing in natural resources and environmental law from 1982 until 1987. Subsequently, Mr. Brodkey joined Magma Copper Company, a NYSE-traded mining company in 1987, where he held various positions, eventually succeeding to the role of Vice President and General Counsel in 1992. Following Magma's acquisition by BHP Cooper Inc. in 1996, he remained in a senior legal position with BHP Copper Inc., and in 2000 moved to the position of Vice President of Business Development for BHP Copper.  Since 2002 after departing from BHP Copper Inc., Mr. Brodkey has held the title of Managing Director of the International Mining & Metals Group of CB Richard Ellis, Inc., where he was principally accountable for creating and building the mining dispositional practice of CBRE, the world's largest commercial transactor. Mr. Brodkey is also a director and officer of Pacific Copper Corp., a public company exploring copper properties in Chile and Peru. Operating synergies exist between Pacific Copper and Zoro Mining Corp. Mr. Brodkey is also CEO and a director of Pan American Lithium Corp., a mineral exploration company traded on the Toronto Stock Venture Exchange (TSX-V: PL), and is President and CEO of Titan Iron Ore Corp. (OTCBB: TFER). The Company's Board of Directors has determined that Mr. Brodkey should serve as a director given mining, business and legal background.

Frank Garcia. Mr. Garcia has been our Chief Financial Officer since January 1, 2011. Mr. Garcia has over 20 years of experience in senior financial management with international companies and currently provides accounting services to several mining exploration companies. Prior to joining the Company, Mr. Garcia served as VP of Administration for the US division of CEMEX - a Mexico-based global leader in construction materials and aggregates mining. He has also served as Director of Finance for a division of Misys plc, a British software firm and a world leader in banking and healthcare computing. Mr. Garcia holds a BSBA in Business Administration from the University of Arizona.  He is also an officer of Pan American and Titan.

David Hackman. Dr. Hackman has been our Vice-President of Exploration and a director since May 1, 2007. From January 1996 to June 2000, Dr. Hackman was the vice president of exploration, and the president and a director of Silver Eagle Resources Ltd., an exploration stage mining company. Prior to that, Dr. Hackman worked in the mineral exploration and mine development industry since 1971. Dr. Hackman holds a Bachelor of Science degree in geophysical engineering from Colorado School of Mines (1964), a Master of Science degree in geological engineering from the University of Arizona (1971), and a Doctor of Philosophy degree in geological engineering from the University of Arizona (1982). Dr. Hackman is also a member of the board of directors of Pacific Copper Corp. (a Delaware corporation that is a reporting company trading on the OTCBB) and on December 4, 2009 became the VP of Exploration for Pan American Lithium Corp. (a British Columbia corporation that is listed on the TSX Venture Exchange.) . Previously, Dr. Hackman served on the board of directors of Snowdon Resources Corp. from March 2006 to December 2009 (a Nevada corporation that is a reporting public company trading on the OTCBB) and War Eagle Mining Company, Inc. from September 2004 to March 2009 (a British Columbia corporation that is listed on the TSX Venture Exchange. Dr. Hackman is a director and officer of Pacific Copper , and an officer of Pan American and Titan. The Company's Board of Directors has determined that Dr. Hackman should serve as a director given his experience in the mining and mineral exploration sector.

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

Jodi Henderson. Ms. Henderson has been our Secretary/Treasurer since March 31, 2008. Ms. Henderson has been engaged in the management of publicly held companies for approximately ten years during which she has gained board, administration and finance management experience. From approximately September 2007 to the current date, Ms. Henderson is the director of operations for Kriyah Consultants, LLC, an administration company that manages publicly held mining exploration companies. Prior to her appointment to Kriyah Consultants, Inc. and during 2006, she managed the administration and marketing for the International Mining & Metals Group of CB Richard Ellis. Ms. Henderson was also a director for the Tucson Museum of Art from 2002 to 2005. Ms. Henderson received a degree in applied mathematics from Indiana State University. Ms. Henderson is also an officer of Pacific Copper, Pan American and Titan.

Rene Ramirez. Mr. Ramirez has been a member of our Board of Directors since February 18, 2008. Mr. Ramirez holds a Masters of Business Administration degree from CETYS University, Mexicali, and a Bachelor of Science degree in Electrical Mechanical Engineering from Universidad de Guadalajara, Mexico.  From 1992 until recently, he was the Plant Manager with Grupo Industrial DIBOGA, a company in Mexico manufacturing roofing products and asphalt emulsions, and has previously served as plant either plant, production, or engineering manager to a number of automotive parts manufactures in Mexico, including Allied Signal Automotive, Kenworth Mexicana, S.A., and Ruedas y Estampados, S.A.  Mr. Ramirez has significant training and experience in plant management, process engineering, and production that is applicable to Zoro's future intended mining and milling operations. The Company's Board of Directors has determined that Mr. Ramirez should serve as a director given his business experience and his specific training and experience in plant management, process engineering and production.

Federico Diaz. Mr. Diaz has been a member of our Board of Directors since February 18, 2008. Mr. Diaz is the owner and president of Industrias Zahori S.A. de C.V., a private-held manufacturer of products for the roofing and waterproofing industries.  With 400 employees, a manufacturing plant in Mexicali, seven warehouses in the U.S. and Mexico, and a full trucking fleet, Industrias Zahori serves markets in the U.S. and Mexico. Mr. Diaz holds both a Masters in Business Administration from Kansas State University and a Bachelor of Business Administration degree from CETUS Universidad in Mexicali, Mexico. He is also an officer in several charitable organizations, has involvement in a range of education, community, and city development organizations from his home in Mexicali, Mexico, and serves as director on several boards, including BANAMEX, and Banco Serfin, two of the leading banks in Mexico. The Company's Board of Directors has determined that Mr. Diaz should serve as a director given his business experience.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended April 30, 2011, except as follows.
Name and Principal Position	Relationship to Company	Number of Late Reports	Transactions Not Timely Reported
Andrew Brodkey	President, CEO and Director	1	2
David Hackman	VP Exploration and Director	1	2
Harold Gardner	COO, VP Business Development and Director	3	17
Frank Garcia	Chief Financial Officer	1*	-
Sociedad Gareste Limitada	10% Shareholder	1	11

* Mr. Garcia did not timely file a Form 3 with respect to his appointment as Chief Financial Officer as of December 31, 2010.

CODE OF ETHICS

The Company adopted a Code of Business Conduct on February 7, 2008 that incorporates criteria for ethical business practices that applies to our officers, directors and employees. A copy of our Code of Business Conduct is incorporated by reference as an Exhibit to this Report.

AUDIT COMMITTEE

Our Board of Directors has established an audit committee. The audit committee was organized on February 7, 2008 and operates under a written charter adopted by our Board of Directors. The members of the audit committee are Federico Diaz and Rene Ramirez All members of the audit committee are deemed as independent.

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer during the years ended April 30, 2011 and 2010 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year ended April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Andrew Brodkey,
President and	2011	-0-	-0-	-0-	-0-	-0-	-0-	$141,377	$141,377
CEO (1)	2010	-0-	-0-	-0-	-0-	-0-	-0-	$141,377	$141,377

David Hackman,
Vice President of	2011	-0-	-0-	-0-	-0-	-0-	-0-	$90,000	$90,000
Exploration (2)	2010	-0-	-0-	-0-	-0-	-0-	-0-	$90,000	$90,000

Harold Gardner,
Chief Operating	2011	-0-	-0-	-0-	-0-	-0-	-0-	$90,000	$90,000
Officer (3)	2010	-0-	-0-	-0-	-0-	-0-	-0-	$90,000	$90,000

(1)    During fiscal years ended April 30, 2011 and 2010, an aggregate of $141,377 and $141,377, respectively, was incurred for management services rendered in the United States regarding management of our interests.  As at April 30, 2011, $134,929 (2010: $152,271 ) remains due and owing to Mr. Brodkey.

(2)    During fiscal years ended April 30, 2011 and 2010, an aggregate of $90,000 and $90,000, respectively, was incurred payable to Dr. Hackman for geological services rendered, of which as at April 30, 2011, an aggregate of $105,000 (2010: $100,347) remains due and owing.

(3)   During fiscal years ended April 30, 2011 and 2010, an aggregate of $90,000 and $90,000, respectively, was incurred payable to Mr. Gardner for management of the exploration in South America, of which as at April 30, 2011, an aggregate of $405,696 (2010: $512,359)  remains due and owing to Mr. Gardner.

OUTSTANDING EQUITY AWARDS AT APRIL 30, 2011

The following table sets forth information as at April 30, 2011 relating to outstanding equity awards that have been granted to the Named Executive Officers listed in the table above:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Andrew Brodkey	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

David Hackman	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

Harold Gardner	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

The following table sets forth information relating to compensation paid to our directors during fiscal year ended April 30, 2010:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Brodkey	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jas Butalia(1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Hackman	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Harold Gardner	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Paul Brock(2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Federico Diaz	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rene Ramirez	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)   Mr. Butalia resigned as a director effective December 31, 2010.

(2)   Mr. Brock resigned as a director effective July 14, 2011.

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we have not entered into any contractual agreements with our executive officers or directors.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of August 11, 2011there were 36,971,108 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers (2)
Andrew Brodkey.	468,622	1.3%
Frank Garcia	Nil	Nil
David Hackman	491,966	1.3%
Harold Gardner	9,566,512 (3)	25.9%
Federico Diaz	38,700	*
Rene Ramirez	Nil	Nil
Jodi Henderson	Nil	Nil
All executive officers and directors as a group (7 persons)	10,565,800	28.6%
5% or Greater Shareholders:
Agosto Corporation Limited Catherine Christopher Building Wickhams Cay 1 Road Town, Tortola BVI	3,180,500	8.6%

 *     Less than one percent.

(1)   Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of August 11, 2011. As of August 11, 2011 there are 36,971,108 shares issued and outstanding.

(2)   Address for officers and directors is the Company's address: 3040 North Campbell Avenue #110, Tucson, Arizona 85719.

(3)   This figure includes (i) 5,286,997 shares held directly, (ii) 40,000 shares held by Pro Business Trust, (iii) 2,837,000 shares held by Sociedad Gareste Limitada and (iv) 1,402,515 shares held by Integrity Capital Corp.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there are no transactions during our two most fiscal years ended April 30, 2010 and April 30, 2011, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company's total assets at year end for our last two completed years, in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

During the year ended April 30, 2011, the Company incurred the following amounts to officers, directors, and other related parties to the Company:

  incurred $90,000 (2010: $90,000 ) to Dr. Hackman, our Vice President of Explorations and a director, for geological services rendered of which $105,000 (2010: $100,347) was owed this director at April 30, 2011 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs;

  incurred to Harold Gardner, Chief Operating Officer/Vice President of Business Development and a director of the Company, $90,000 (2010: $90,000) for management of South American exploration with such costs recorded as mineral exploration costs.  At April 30, 2011, $405,696 (2010: $512,359) was owed to this director for unpaid fees and reimbursement of expenses;

  incurred to Mr. Brodkey, our President/Chief Executive Officer and a director of the Company, $141,377 (2010: $141,377 ) for management services with respect to the administration of the Company of which $134,929 (2010: $152,271) was owed to this officer at April 30, 2011 for unpaid services and reimbursement of expenses;

  paid to Ms. Jodi Henderson, our Secretary/Treasurer, $47,906 (2010: $37,706) for administrative services;

  incurred a total of $232,464 (2010: $316,272) to Gareste LTDA, a private Chilean company ("Gareste"), that provides exploration services to the Company in Chile and has a director in common (Mr. Gardner), with such costs recorded as exploration costs in Chile, South America and of which $139,754 (2010: $197,272 ) was owing at April 30, 2011; and

  paid to Mr. Frank Garcia, our Chief Financial Officer, $51,687 (2010: $51,687) for accounting services.

During the year ended April 30, 2011, the Company participated in a cost sharing arrangement with another public company, Pacific Copper Corp., which shares South American operating offices with us and has officers and directors in common with us as follows: (i) Andrew Brodkey, our President, Chief Executive Officer and a director, is a director of Pacific Copper; (ii) David Hackman, our Vice President of Exploration and a director, is President, Chief Executive Officer and a director of Pacific Copper; (iii) Harold Gardner, our Chief Operating Officer, Vice President of Business Development and a director, is a director of Pacific Copper; and (iv) Jodi Henderson, our Secretary/Treasurer, is Secretary of Pacific Copper. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. During the year ended April 30, 2009 Pacific Copper loaned the Company $430,000 secured by non-interest bearing promissory notes of which $79,129 was owing at April 30, 2011 (2010: $160,00).

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in lease payments from Pan American Lithium Corp. (Pan American) in connection with the Piedra Parada concessions. Pan American Lithium shares South American operation offices with us and has officers and directors in common with us as follows: (i) Andrew Brodkey is Chief Executive Officer, President and a director of Pan American Lithium; (ii) David Hackman is Vice President, Exploration of Pan American Lithium, and (iii) Frank Garcia, our Chief Financial Officer, is also Chief Financial Officer of Pan American Lithium. During the year ended April 30, 2011 the Company received payments totaling $10,000 from Pan American. As of April 30, 2011 the Company had a balance of $Nil (2010: $10,000) owing to Pan American.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered to us by our auditors for our fiscal years ended April 30, 2010 and April 30, 2009 are set forth below:

	Year Ended April 30, 2011	Year Ended April 30, 2010
Audit Fees	$19,000	$ 46,733
Audit-Related Fees	9,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$28,000	$ 46,733

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company's independent auditor. The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by our independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by our independent auditor which are not encompassed by the Audit Committee's annual pre-approval and are not prohibited by law. The Audit Committee has approved all of the audit and permitted non-audit services performed by our independent auditor in the year ended April 30, 2011.

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

10.2	Asset Purchase Agreement dated February 22, 2010 between Zoro Mining Corp. and South American Inmobilaria S.A.C. and Donald Le Roy Stiles (5)

10.3	Binding Letter of Intent for Participation in the Escondida Project dated March 31, 2011(6)

10.4	Settlement Agreement between the Company and Andrew Brodkey, dated August 15, 2009

10.5	Settlement Agreement between the Company and Harold Gardner, dated August 15, 2009

10.6	Settlement Agreement between the Company and Harold Gardner, dated August 15, 2009

10.7	Settlement Agreement between the Company and Sage Associates Inc., dated August 15, 2009

10.8	Settlement Agreement between the Company and Pro Business Trust, dated August 15, 2009

10.9	Debt Assignment Agreement among the Company, Gareste Limitada, and Harold Gardner, dated August 17, 2009

10.10

Mineral Property Acquisition Agreement, dated for reference as fully executed on April 12, 2007, as entered into as entered between Zoro Mining Corp. and each of Eduardo Esteffan M., Fresia Sepulveda H., Eduardo Esteffan S., Gretchen Esteffan S., Claudio Esteffan S. and Integrity Capital Group, LLC (7)

10.11	Corporate Support Agreement between the Company and Sweetwater Capital Corp., dated May 1, 2007

10.12	Convertible Note in the principal amount of $200,000, dated November 7, 2008

10.13	Promissory Note between the Company and Sweetwater Capital, dated September 12, 2008

10.14	Promissory Note between the Company and Woodburn Holdings Ltd., dated October 2, 2009

10.15	Promissory Note from the Company to 1218716 Alberta Ltd., dated September 16, 2009

10.16	Promissory Note between the Company and WestPeak Ventures of Canada Ltd., dated September 17, 2008

10.17	Promissory Note between the Company and Timothy Brock., dated November 28, 2008

10.18	Advisory Services Agreement between the Company and Viewpoint Securities, LLC, dated January 8, 2010

14.1	Code of Business Conduct

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Securities Exchange Act.

(1)   Incorporated by reference from Form SB-2 filed with the SEC on August 10, 2005.

(2)   Incorporated by reference from Form 8-A Registration Statement filed with the SEC on April 5, 2007.

(3)   Incorporated by reference from Form 8-K filed with the SEC on April 22, 2009.

(4)   Incorporated by reference from Form 8-K/A filed with the SEC on October 19, 2009.

(5)   Incorporated by reference from Form 8-K filed with the SEC on February 26, 2010.

(6)   Incorporated by reference from Form 8-K filed with the SEC on April 6, 2011.

(7)   Incorporated by reference from Form 8-K filed with the SEC on April 16, 2007.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZORO MINING CORP.

Dated: August 15, 2011	By:	"Andrew Brodkey"
Andrew Brodkey, President/Chief Executive Officer

Dated: August 15, 2011	By:	"Frank Garcia"
Frank Garcia, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 15, 2011	By:	"Andrew Brodkey"
Andrew Brodkey Director

Dated: August 15, 2011	By:	"David Hackman"
David Hackman Director

Dated: August 15, 2011	By:	"Harold Gardner"
Harold Gardner Director

Dated: August 15, 2011	By:	"Federico Diaz"
Federico Diaz Director

Dated: August 15, 2011	By:	"Rene Ramirez"
Rene Ramirez Director