Form 10-Q
period 2011-07-31
Zoro Mining Corp.
filed 2011-09-19
CIK 1329484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____ to _____

Commission File Number:        000-52550

ZORO MINING CORP.
(Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)
3040 North Campbell Avenue #110 Tucson, Arizona (Address of principal executive offices)	85719 (Zip Code)
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  42,464,440 shares of common stock as of September 14, 2011.

ZORO MINING CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
July 31, 2011

INDEX

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries  and other factors.  Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended April 30, 2011, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC").  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Part I

Item 1.         Financial Statements

The following unaudited interim financial statements of Zoro Mining Corp. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Page
Interim Consolidated Balance Sheets as at July 31, 2011 (unaudited) and April 30, 2011 (audited)	4
Interim Consolidated Statements of Operations and Comprehensive Loss for the periods ended July 31, 2011 and July 31, 2010 and for the period from inception (April 20, 2004) to July 31, 2011	5
Interim Consolidated Statements of Cash Flows for the periods ended July 31, 2011 and July 31, 2010 and for the period from inception (April 20, 2004) to July 31, 2011	6
Interim Consolidated Statement of Stockholders' Equity and Deficiency for the period from inception (April 20, 2004) to July 31, 2011	7
Condensed Notes to the Interim Consolidated Financial Statements	9

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets as at July 31, 2011 (unaudited) and April 30, 2011 (audited)
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared By Management)
	July 31, 2011 $	April 30, 2011 $

CURRENT ASSETS
Cash	1,622	81,161
Other receivables and pre paid expenses	11,789	8,413

Total Current Assets	13,411	89,574

EQUIPMENT (Note 4)	67,317	81,555
MINERAL PROPERTIES	8	8

TOTAL ASSETS	80,736	171,137

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

Accounts payable and accrued liabilities	771,732	805,637
Promissory notes payable (Note 6)	22,374	21,997
Convertible Notes (Note 6)	206,736	201,691
Derivative Financial Instruments (Note 6)	45,350	47,382
Due to related parties (Note 5)	1,079,936	864,508

Total Current Liabilities	2,126,128	1,941,215

	-	-

Total Liabilities	2,126,128	1,941,215

Stockholders' Deficiency

Capital stock (Note 7) 180,000,000 common shares authorized, $0.00001 par value
36,971,108 shares issued and outstanding (2010 - 36,971,108)	1,195	1,195
Additional paid-in capital	19,003,080	19,003,080
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(21,084,167)	(20,808,853)

Total Stockholders' Deficiency	(2,045,392)	(1,770,078)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	80,736	171,137

GOING CONCERN   (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 8)
RELATED PARTY TRANSACTIONS (Note 5)
SUBSEQUENT EVENTS (NOTE 11)

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and comprehensive loss for the three months ended July 31, 2011 and July 31, 2010 and for the period from inception (April 20, 2004) to July 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared By Management)
	For the Three Months Ended July 31, 2011	For the Three Months Ended July 31, 2010 (Revised Note 10)	From April 20, 2004 (Date of Inception) to July 31, 2011

	$	$	$
Expenses
Bad Debt	-	-	136,250
Depreciation	14,238	14,799	329,086
Donated services	-	-	25,500
Filing and transfer agent fees	1,419	1,603	55,997
Impairment of mineral property costs	-	-	10,756,200
Interest expense	19,149	21,895	310,167
Investor relations	13,244	3,500	385,735
Management and administration fees	98,250	147,465	2,470,385
Mineral exploration costs (Note 3)	74,194	139,103	5,455,146
Office and general	20,984	7,559	750,350
Professional fees	35,868	37,719	684,318

	(277,346)	(373,643)	(21,359,134)
Other income
Federal income tax recovery	-	-	216,208
Gain on sale of fixed assets	-	-	23,891
Derivative Gain (Loss) (Note 6)	2,032	881	11,550
Extinguishment Loss on Debt Modification	-	-	(126,875)
Gain on settlement of debt	-	-	82,147
Interest income	-	-	68,046

Net loss	(275,314)	(372,762)	(21,084,167)

Basic and diluted loss per common share	(0.01)	(0.01)

Weighted average number of common shares outstanding - basic and diluted	36,971,108	28,401,536

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows for the three months ended July 31, 2011 and July 31, 2010 and for the period from inception (April 20, 2004) to July 31, 2011
Amounts Expressed in U.S. dollars
(Unaudited - Prepared by Management)
	For the Three Months Ended July 31, 2011 $	For the Three Months Ended July 31, 2010 $ (Revised Note 10)	From April 20, 2004 (Date of Inception) to July 31,2011 $

Cash Flows Used In Operating Activities

Net loss	(275,314)	(372,762)	(21,084,167)
Adjustments to reconcile net loss to cash used in operating activities:
Federal income tax recovery	-	-	(216,208)
Extinguishment loss on debt modification	-	-	126,875
Adjustment to fair value of derivative instruments	(2,032)	(881)	(11,550)
Amortization of debt discount	5,045	-	6,737
Depreciation	14,238	14,799	329,086
Non-cash management fees	-	-	429,293
Accrued interest income	-	-	(11,250)
Gain on sale of fixed assets	-	-	(23,891)
Accretion of interest on convertible note	-	4,867	32,121
Bad debt	-	-	136,250
Impairment of mineral properties	-	-	10,756,200
Gain on debt settlement	-	-	(82,147)
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in operating assets and liabilities:
Decrease (increase) in other receivables and prepaid expenses	(3,376)	2,328	(11,789)
Increase in due to related parties	215,428	104,064	3,258,864
Increase (decrease) in accounts payable and accrued liabilities	(33,528)	171,673	1,413,010

Net Cash Used in Operating Activities	(79,539)	(75,912)	(4,918,066)

Cash Flows Used In Investing Activities
Purchase of equipment	-	-	(518,513)
Proceeds from Sale of Equipment	-	-	146,000
Loan receivable	-	-	(125,000)

Net Cash Used In Investing Activities	-	-	(497,513)

Cash Flows From Financing Activities
Promissory note payable	-	60,000	927,611
Convertible note	-	-	242,500
Proceeds from common stock issuances and subscriptions	-	-	4,247,090

Net Cash From Financing Activities	-	60,000	5,417,201

Increase (Decrease) in Cash	(79,539)	(15,912)	1,622

Cash - Beginning	81,161	34,790	-

Cash - Ending	1,622	18,878	1,622

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statement of Stockholders' Equity and Deficiency
From April 20, 2004 (Date of Inception) to July 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared By Management)
			Additional Paid-in	Common Stock Subscrip-	Deficit Accumulated During the Exploration	Don- ated
	Common Stock		Capital	tions	Stage	Capital	Total
	#	$	$	$	$	$	$
Balance - April 20, 2004 (Date of Inception)	-	-	-	-	-	-	-
Issuance of common shares for cash at $.0002/share	7,200,000	1,440	(1,400)	(40)	-	-	-
Net loss for the period	-	-	-	-	(1,858)	-	(1,858)

Balance - April 30, 2004	7,200,000	1,440	(1,400)	(40)	(1,858)	-	(1,858)
Issuance of common shares for cash at $.0002/share	1,800,000	360	(350)	(10)	-	-	-
Share subscriptions received	-	-	-	40	-	-	40
Donated rent and services	-	-	-	-	-	10,500	10,500
Net loss for the year	-	-	-	-	(32,480)	-	(32,480)

Balance - April 30, 2005	9,000,000	1,800	(1,750)	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	-	-	-	10	-	-	10
Donated rent and services	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	(12,690)	-	(12,690)

Balance - April 30, 2006	9,000,000	1,800	(1,750)	-	(47,028)	22,500	(24,478)
Issuance of common shares for cash at $0.0544/share	1,822,500	364	100,886	-	-	-	101,250
Share subscriptions received	-	-	-	2,600,000	-	-	2,600,000
Donated rent and services	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	(220,450)	-	(220,450)

Balance - April 30, 2007	10,822,500	2,164	99,136	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit	157,514	32	3,765,908	(2,600,000)	-	-	1,165,940
Share cancellation	(6,642,500)	(1,328)	1,328	-	-	-	-
Fair value of warrants issued for mineral properties	-	-	840,000	-	-	-	840,000
Fair value of warrants issued for services	-	-	209,293	-	-	-	209,293
Net loss	-	-	-	-	(3,539,499)	-	(3,539,499)

Balance - April 30, 2008	4,337,514	868	4,915,665	-	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	-	-	-	120,000
Net loss	-	-	-	-	(3,391,459)	-	(3,391,459)

Balance - April 30, 2009	4,345,014	869	5,035,664	-	(7,198,436)	34,500	(2,127,403)
Shares issued in exchange for retirement of notes and other debt	4,366,522	45	1,746,563	-	-	-	1,746,608
Shares issued for private placement at $0.50 per unit	290,000	3	134,847	-	-	-	134,850
Shares issued for mineral properties at $.50	19,400,000	193	9,699,807	-	-	-	9,700,000
Net loss	-	-	-	-	(11,617,028)	-	(11,617,028)

Balance - April 30, 2010	28,401,536	1,110	16,616,881	-	(18,815,464)	34,500	(2,162,973)
Issuance of common shares for services	250,000	2	99,998	-	-	-	100,000
Shares issued in exchange for retirement of notes and other debt	7,094,572	71	1,915,463	-	-	-	1,915,534
Loss on settlement of related party debt			(1,125)		-	-	(1,125)
Modification of convertible note	-	-	126,875	-	-	-	126,875
Shares issued for private placement at $0.20 per unit	1,225,000	12	244,988	-	-	-	245,000
Net loss	-	-	-	-	(1,993,389)	-	(1,993,389)

Balance - April 30, 2011	36,971,108	1,195	19,003,080	-	(20,808,853)	34,500	(1,770,078)
Net loss	-	-	-	-	(275,314)	-	(275,314)

Balance - July 31, 2011	36,971,108	1,195	19,003,080	-	(21,084,167)	34,500	(2,045,392)

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009 refer to Note 1).

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2011
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

Principles of Consolidation

The Company has incorporated two wholly-owned subsidiaries in each of Peru (Zoro Mining SAC, dba "Zoro Peru") and Chile (Sociedad Zoro Chile Limitada, dba "Zoro Chile") to beneficially hold property titles in each country.  These financial statements include the accounts of Zoro Mining Corp., and its wholly-owned subsidiaries Zoro Peru and Zoro Chile, (collectively the "Company").  All intercompany transactions and balances have been eliminated upon consolidation.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management)
2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and ultimately the attainment of profitable operations. As at July 31, 2011, the Company has accumulated losses of $21,084,167 since inception and has a working capital deficiency of $2,112,717. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In conjunction with the April 22, 2009 reverse share consolidation, the Company plans to finance its activities utilizing debt and equity instruments that should be more favorably received by the investment community due to the corporate restructuring. On August 17, 2009 and April 26, 2011 the Company settled some of its existing debts with equity in order to reduce current liabilities and improve the overall financial condition of the Company.

3.   Mineral Properties

Mineral exploration costs by area of exploration for the three months ended July 31, 2011 and 2010 were as follows:

	Three months ended July 31, 2011	Three months ended July 31, 2010

Chile
Drilling	$-	$-
Field supplies	-	625
Geological, mapping and survey	-	845
Property maintenance	-	224
Site administration	74,194	115,589
Travel	-	6,820

	74,194	124,103

Peru
Field supplies	-	-
Geological, mapping and survey	-	-
Property maintenance	-	-
Site administration	-	15,000
Travel	-	-

	-	15,000

Total	$74,194	$139,103

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management)
4.	Equipment

Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.

	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
	July 31, 2011	July 31, 2011	July 31, 2011	April 30, 2011

North America
Computers	$7,020	$7,020	$-	$-

South America
Computers	3,315	3,298	17	17
Furniture	12,639	9,379	3,260	3,873
Exploration equipment	14,204	11,085	3,119	3,753
Vehicles	105,752	72,831	32,921	37,912
Earth moving equipment	159,999	131,999	28,000	36,000

	295,909	228,592	67,317	81,555

Total	$302,929	$235,612	$67,317	$81,555

5.     Related Party Transactions

During the three months ended July 31, 2011, the Company incurred the following amounts to officers, directors, and other related parties to the Company. All unpaid balances due to related parties are unsecured, and only cash advances may bear interest at stated rates of 8-10% per annum simple interest if formalized into promissory notes.

a)     incurred $22,500 (July 31, 2010: $22,500) to a director and officer of the Company for geological services rendered. An aggregate of $127,500 (April 30, 2011: $105,000) was owed this director at July 31, 2011 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs;

b)     incurred to a director and officer of the Company $22,500 (July 31, 2010: $22,500) for management of South American exploration with such costs recorded as mineral exploration costs. An aggregate of $444,867 (April 30, 2011: $405,696) was owed to this director for unpaid fees and reimbursement of expenses;

c)     incurred to a director and officer of the Company $37,630 (July 31, 2010: $35,344) for management services with respect to the administration of the Company. An aggregate of $169,989 (April 30, 2011: $134,929) was owed to this officer at July 31, 2011 for unpaid services and reimbursement of expenses;

d)     paid an officer of the Company $11,062 (July 31, 2010: $10,283) for administrative services;

e)     the Company incurred a total of $77,382 (July 31, 2010: $63,529) to a private Chilean company with a director in common that provides exploration services to the Company in Chile, with such costs recorded as exploration costs in Chile, South America. An aggregate of $217,136 (April 30, 2011: $139,754) was owing at July 31, 2011.

f)     paid an officer of the Company $11,826 (2010: $11,970) for accounting services;

g)     incurred to a company managed by an officer and director $7,500 (2010: $7,500) for administrative services. An aggregate of $57,315 (April 30, 2011: $Nil) was owed to this company at July 31, 2011 for unpaid services and unreimbursed expenses;

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management)

5.     Related Party Transactions - continued

Company participates in a cost sharing arrangement with another public company, Pacific Copper that has two directors in common with the Company and shares South American operating offices. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. During the year ended April 30, 2009 Pacific Copper loaned the Company $430,000 secured by non-interest bearing promissory notes of which $63,129 was owing at as at July 31, 2011 (April 30, 2011: $79,129).

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in lease payments from Pan American Lithium Corp. (Pan American) in connection with the Piedra Parada concessions. Pan American has one director and two officers in common with the Company. During the three months ended July 31, 2011 the Company received payments totaling $4,000 (July 31, 2010: $Nil) from Pan American.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.	Convertible and Promissory Notes and Derivative Financial Instruments

Convertible Notes

The carrying values of the Company's convertible notes consist of the following as of July 31, 2011 and April 30, 2011:
Convertible Notes	July 31, 2011	April 30, 2011

$200,000 face value convertible note due October 31, 2010	$ 200,000	$ 200,000
$ 42,500 face value convertible note due November 16, 2011	6,736	1,691

	$ 206,736	$ 201,691

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

October 31, 2010 Modification to $200,000 Convertible Note

On October 31, 2010, the Company and the holder of the $200,000 convertible note changed the conversion rights of accrued interest and principal to enable conversion by the holder at the rate of $0.40 per post consolidation share without the requirement for issuance of warrants on conversion. The modification gave rise to an extinguishment. As a result of the modification, the Company recorded an extinguishment loss in the amount of $126,875 in the year ended April 30, 2011.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management)
6.	Convertible and Promissory Notes and Derivative Financial Instruments - continued

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

The following table reflects the allocation of the purchase on the financing dates:
Convertible Notes	$200,000 Face Value	$42,500 Face Value

Proceeds	$ (200,000)	$ (42,500)
Compound embedded derivative	14,400	54,631
Day-one derivative loss	-	(12,131)

Carrying value	$ 185,600	$ -

Promissory Note

During the year ended April 30, 2010, the Company borrowed $20,000 at 8% interest from an unrelated party. At July 31, 2011, the balance owing including interest was $22,374 (April 30, 2011: $21,997).

Derivative Financial Instruments

The carrying value of the compound embedded derivatives is on the balance sheet, with changes in the carrying value being recorded as derivative loss on the income statement. The components of the compound embedded derivatives as of July 31, 2011 and April 30, 2011 are as follows:

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management)
6.	Convertible and Promissory Notes and Derivative Financial Instruments - continued

	July 31, 2011		April 30, 2011
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values	Indexed Shares	Fair Values

$200,000 face value convertible note due October 31, 2010	-	$ -	-	$ -
$ 42,500 face value convertible note due November 16, 2011	1,007,779	45,350	423,055	47,382

	1,007,779	$ 45,350	423,055	$ 47,382

The following table summarizes the effects on the Company's gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended July 31, 2011 and 2010, respectively:

The financings giving rise to derivative financial instruments and the income effects:	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010

$200,000 face value convertible note due October 31, 2010	$ -	$ 881
$ 42,500 face value convertible note due November 16, 2011	2,032	-
	2,032	881
Day-one derivative loss:
$ 42,500 face value convertible note due November 16, 2011	-	-

Total derivative gain (loss)	$ 2,032	$ 881

7.	Capital Stock

a)     During the quarter ended July 31, 2011, the Company did not issue any shares of its common stock or warrants and did not grant any stock options.

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2011
(Expressed in US Dollars)

(Unaudited-Prepared by Management)

7.	Capital Stock (continued)

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)

Balance, April 30, 2007	-	-	-
Granted during the year	436,060	21.37	2.00
Balance, April 30, 2008	436,060	21.37	1.22

Granted during the year	-	-	-

Balance, April 30, 2009	436,060	21.37	0.22
Granted during the year	306,800	.75	1.58
Expired during the year	(436,060)	14.00	-
Balance, April 30, 2010	306,800	.75	0.50

Granted during the year	1,225,000	.30	2.00

Balance, April 30, 2011	1,531,800	.39	1.25

Granted during the period	-	-	-

Balance, July 31, 2011	1,531,800	.39	1.00

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
July 31, 2011
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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management)

8.      Commitments and Contingencies - continued

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management)

8.      Commitments and Contingencies - continued

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

9. Fair Value Considerations

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1 valuations:     Quoted prices in active markets for identical assets and liabilities.

Level 2 valuations:     Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

Level 3 valuations:     Significant inputs to valuation model are unobservable.

The Company follows the provisions of ASC 820 with respect to its financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company's derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of July 31, 2011 and April 30, 2011, respectively, are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

July 31, 2011

Fair Value Measurements Using:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value

Derivative liabilities	$ -	$ -	$ (45,350)	$ (45,350)

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management)

9.      Fair Value Considerations - continued

April 30, 2011

Fair Value Measurements Using:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value

Derivative liabilities	$ -	$ -	$ (47,382)	$ (47,382)

The features embedded in the $42,500 face value convertible note were combined into one compound embedded derivative that the Company fair valued using the Binomial Lattice valuation model. The Binomial model was believed by management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, the Binomial Lattice model also embodies an assumption that provides for a vesting date, which is a necessary input for valuing this compound derivative since the compound derivative is not exercisable for six months after the issuance date. The following table sets forth the inputs for each significant assumption as of July 31, 2011 and April 30, 2011:
The financings giving rise to derivative financial instruments	July 31, 2011 $42,500 Face Value	April 30, 2011 $42,500 Face Value

Conversion price	$ .0580	$ .1353
Volatility	98.20%	93.75%
Term (years)	0.30	0.55
Risk-free rate	0.10%	0.11%
Vesting date	08/14/2011	08/14/2011

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:
	Derivative Financial Instruments
	July 31, 2011	April 30, 2011

Beginning Balance	$ (47,382)	$ (881)
Total gains or losses (realized or unrealized):
Included in earnings	2,032	8,130
Convertible note issuances	-	(54,631)

Ending Balance	$ (45,350)	$ (47,382)

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited - Prepared by Management)

10.     Revisions to Financial Statements

The financial statements for the quarter ended July 31, 2010 are revised to incorporate additional expenses related to the compound embedded derivative arising from the $200,000 Convertible Note, which is detailed in Note 6. The compound embedded derivative includes the (i) warrant component of the unit conversion feature and (ii) the default put. Originally, the (i) warrant component of the unit conversion feature and (ii) the default put were not bifurcated from the host instrument. Instead, the convertible debt was allocated between its debt and equity components on a relative fair value basis. In the analysis conducted in 2011, the Company determined that a compound embedded derivative arose from the $200,000 Convertible Note and requires bifurcation and liability classification. The derivative income related to the instrument amounts to $881

	Quarter Ended
	July 31, 2010 (Unaudited)
	Prior to Restatement	Restated
Consolidated Statements of Operations and Comprehensive Loss
Interest expense (related to debt discount & 6% coupon)	28,401	4,867
Total operating expenses	397,177	373,643
Loss from operations	(397,177)	(373,643)
Derivative income		881
Total other income	--	881
Net loss	(397,177)	(372,762)
Loss per weighted average number of shares outstanding - basis and fully diluted	(0.01)	(0.01)

Consolidated Statement of Cash Flows:
Net loss	(397,177)	(372,762)
Adjustment for:
Derivative income	-	(881)
Interest expense	-	4,867
Net cash used in operating activities	(75,912)	(75,912)

11.

Subsequent Events

On August 18, 2011 the Company issued 180,832 shares of the Company's common stock to the holder of a convertible note who exercised the right to convert a portion of the outstanding principal and interest. On September 12, 2011 this note holder received an additional 312,500 shares under the same agreement. Related thereto the Company also issued 2,073,845 shares which are being held in escrow.

Subsequent to July 31, 2011, the Company's board of directors voted to grant certain officers and directors 5,000,000 shares of the Company's common stock under its 2008 Stock Incentive Plan. On September 2, 2011 2,000,000 shares were issued to a director and President and CEO, 2,000,000 shares were issued to a director and VP Exploration, 500,000 share were issued to the CFO, and 500,000 shares were issued to the Corporate Secretary.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended July 31, 2011 and 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended July 31, 2011 and 2010.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Recommended Exploration Programs and Budgets

Don Beno Project

First and foremost, Mr. Hiner sees no reason to continue exploration at Don Beno for a porphyry copper target. Second, to accurately evaluate any targets developed during geologic, geochemical, or geophysical programs, core drilling is recommended and the utilization of RC drilling is specifically not advised. To compile sufficient information to evaluate the property's potential to host an IOCG deposit and to adequately guide a drilling program, a detailed mapping and sampling program is recommended. Additional IP/Resistivity studies should be supplanted with the following geophysical and geologic tools:

1.   An aeromagnetic compilation of the entire property
2.   Concurrent with the aeromagnetic survey, conduct a radiometrics survey
3.   A ground magnetic survey of the entire property
4.   Geologic mapping of the entire property at a scale of 1:5,000 or 1:10,000
5.   Sufficient geochemical sampling to establish a property-wide trace element distribution

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

Yura Project

To develop existing targets and identify new zones, significantly more geologic and geochemical information is necessary. The acquisition of sufficient information requires a multi-disciplinary approach involving the following actions:

1.   Geologic mapping and sampling of existing exposures, principally roadcuts and prospect pits
2.   Property-wide geochemical sampling to characterize the size and disposition of gold anomalies
3.   Structural and alteration analysis utilizing landsat and thematic imagery
4.   Trenching and new road construction in concert with additional geochemical sampling
5.   Structural analysis and geologic mapping in secondary detail using aerial photography
6.   Thin and polished section analysis of mineralized samples to determine mode of gold occurrence
7.   Collection of a sizeable sample (approximately 500kg) of mineralized material to determine a suitable analysis methodology for exploration samples

A budget for this phase 1 program is set out below.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended July 31, 2011 and July 31, 2010, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

The following table sets forth selected financial information for the periods indicated.

	For the Three months Ended July 31, 2011	For the Three months Ended July 31, 2010	Cumulative since inception to July 31, 2011

	$	$	$
Expenses
Bad Debt	-	-	136,250
Depreciation	14,238	14,799	329,086
Donated services	-	-	25,500
Filing and transfer agent fees	1,419	1,603	55,997
Impairment of mineral property costs	-	-	10,756,200
Interest expense	19,149	21,895	310,167
Investor relations	13,244	3,500	385,735
Management and administration fees	98,250	147,465	2,470,385
Mineral exploration costs	74,194	139,103	5,455,146
Office and general	20,984	7,559	750,350
Professional fees	35,868	37,719	684,318

	(277,346)	(373,643)	(21,359,134)
Other income
Federal income tax recovery	-	-	216,208
Gain on sale of fixed assets	-	-	23,891
Derivative Gain (Loss)	2,032	881	11,550
Extinguishment Loss on Debt Modification	-	-	(126,875)
Gain on settlement of debt	-	-	82,147
Interest income	-	-	68,046
Net loss	(275,314)	(372,762)	(21,084,167)

Three month period ended July 31, 2011 Compared to Three month period ended July 31, 2010.

During the three month periods ended July 31, 2011 and 2010, we did not generate any revenue.

During the three month period ended July 31, 2011, we incurred expenses of $277,346 compared to $373,643 incurred during the three month period ended July 31, 2010 (a decrease of $96,297). These expenses incurred during the three month period ended July 31, 2011 and July 31, 2010 consisted of: (i) depreciation of $14,238 (2010: $14,799); (ii) filing and transfer agent fees of $1,419 (2010: $1,603); (iii) management and administration fees of $98,250 (2010: $147,465); (iv) mineral exploration costs of $74,194 (2010: $139,103); (v) office and general of $20,984 (2010: $7,559); (vi) professional fees of $35,868 (2010: $37,719); (vii) interest expense of $19,149 (2010: $21,895); and (viii) investor relations of $13,244 (2010: $3,500).  Total expenses incurred during the three month period ended July 31, 2011 decreased compared to the three month period ended July 31, 2010 primarily due to lower mineral explorations costs and management and administration fees in 2011.

Our net loss for the three month period ended July 31, 2011 was $275,314 compared to a net loss of $372,762 during the three month period ended July 31, 2010 (a decrease of $97,448).  Our net loss during the three month period ended July 31, 2011 was $0.01 per share compared to a net loss $0.01 per share during the three month period ended July 31, 2010. The weighted average number of shares outstanding was 36,971,108 for the three month period ended July 31, 2011 compared to 28,401,536 for the three month period ended July 31, 2010.

Liquidity and Capital Resources

As at the three month period ended July 31, 2011, our current assets were $13,411 and our current liabilities were $2,126,128, which resulted in a working capital deficiency of $2,112,717. As at the three month period ended July 31, 2011, current assets were comprised of $1,622 in cash and $11,789 in other receivables and prepaid expenses. As at the three month period ended July 31, 2011, current liabilities were comprised of: (i) $771,732 in accounts payable and accrued liabilities; (ii) $1,079,936 due to related parties; (iii) $22,374 in promissory notes payable, (iv) $206,736 in convertible notes and (v) $45,350 in derivative financial instruments.

As at the three month period ended July 31, 2011, our total assets were $80,736 comprised of: (i) $13,411 in current assets; (ii)

$67,317 in equipment and (iii) $8 in valuation of mineral properties, compared to total assets of $171,137 as at our year ended April 30, 2011. The decrease in total assets during the three month period ended July 31, 2011 was primarily due to a decrease in cash and depreciation of equipment.

As at the three month period ended July 31, 2011, our current and total liabilities were $2,126,128 compared to total liabilities of $1,941,215 as of our fiscal year ended April 30, 2011.  The increase in liabilities during the three month period ended July 31, 2011 resulted from increased amounts due to related parties.

Stockholders' deficit increased to $2,045,392 as at July 31, 2011 from $1,770,078 as at our year ended April 30, 2011.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended July 31, 2011, net cash flows used in operating activities was $79,539, consisting of a net loss of $275,314, adjusted by $14,238 for depreciation, $5,045 for amortization of debt discount, and ($2,032) for adjustment of fair value of compound embedded derivative.  Net cash flows used in operating activities was further changed by an increase in other receivables of $3,376, an increase in amounts due to related parties of $215,428, and a decrease in accounts payable and accrued liabilities of $33,528.

For the three month period ended July 31, 2010, net cash flows used in operating activities was $75,912 consisting of a net loss of $372,762, adjusted by $14,799 in depreciation, $4,867 in accretion of interest on convertible notes, and $17,028 in accrued interest expense.  Net cash flows used in operating activities was further changed by a decrease of $2,238 in other receivables, an increase in amounts due to related parties of $104,064 and an increase in accounts payable and accrued liabilities of $171,673.

Cash Flows from Investing Activities

We did not have any cash flows from investing activities for the three month period ended July 31, 2011 or for the three month period ended July 31, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the three month period ended July 31, 2011, net cash flows provided from financing activities was $nil compared to $60,000 for the three month period ended July 31, 2010. Cash flows from financing activities for the three month period ended July 31, 2010 consisted of $60,000 from the issuance of promissory notes.

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

At July 31, 2011, we had cash of $1,622 and a working capital deficit of $2,112,717.  During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months.  Management anticipates that further advances and debt instruments, and equity private placements will be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity to third parties, and debt instruments from related and non-related parties.

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

Related Party Arrangements

We participate in a cost sharing arrangement with several other public companies. Pacific Copper Corp. (with two directors in common with us) and Pan American Lithium Corp. (one director and four officers in common) who indirectly share South American operating offices, and in Arizona also with Titan Iron Ore Corp. The expenditures relate to shared exploration staging and administration in similar operating areas of Chile and Peru including shared site offices in each country, and in the United States. During the fiscal year ended April 30, 2009, a total of $430,000 was advanced to us from Pacific Copper Corp. by way of demand promissory notes.  This amount is unsecured, bears no interest and is repayable on demand. As at July 31, 2011, $63,129 remains outstanding to Pacific Copper Corp.

During the three months ended July 31, 2011, we incurred a total of $77,382 (three months ended July 31, 2010 - $63,529) to a private Chilean company that provides exploration services to us in Chile via operator agreement, which company has a director in common with us. An aggregate of $217,136 was owing thereunder at July 31, 2011 (April 30, 2011 - $139,754).

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

Promissory Notes

During the year ended April 30, 2010, the Company borrowed $20,000 at 8% interest from an unrelated party. At July 31, 2011, the balance owing including interest was $22,374 (April 30, 2010: $21,997).

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

As of July 31, 2011, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as at our year ended April 30, 2011, as disclosed is our Annual Report on Form 10-K for our fiscal year ended April 30, 2011, which may be considered to be material weaknesses and which had not been resolved as of July 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue any unregistered equity securities during our quarter ended July 31, 2011.

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

ZORO MINING CORP.

By:	/s/ Andrew Brodkey Andrew Brodkey Chief Executive Officer, President and a director Date: September 19, 2011

By:	/s/ Frank Garcia Frank Garcia Chief Financial Officer Date: September 19, 2011