Form 10-Q/A
period 2011-07-31
Zoro Mining Corp.
filed 2011-10-14
CIK 1329484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Zoro Mining Corp.’s Quarterly Report on Form 10-Q for the period ended July 31, 2011, filed with the Securities and Exchange Commission on September 19, 2011, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Accordingly, we have checked “Yes” as to whether registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

10.2	Asset Purchase Agreement dated February 22, 2010 between Zoro Mining Corp. and South American Inmobilaria S.A.C. and Donald Le Roy Stiles (5)
10.3	Binding Letter of Intent for Participation in the Escondida Project dated March 31, 2011(6)
10.4	Settlement Agreement between the Company and Andrew Brodkey, dated August 15, 2009 (8)
10.5	Settlement Agreement between the Company and Harold Gardner, dated August 15, 2009 (8)
10.6	Settlement Agreement between the Company and Harold Gardner, dated August 15, 2009 (8)
10.7	Settlement Agreement between the Company and Sage Associates Inc., dated August 15, 2009 (8)
10.8	Settlement Agreement between the Company and Pro Business Trust, dated August 15, 2009 (8)
10.9	Debt Assignment Agreement among the Company, Gareste Limitada, and Harold Gardner, dated August 17, 2009 (8)
10.10
Mineral Property Acquisition Agreement, dated for reference as fully executed on April 12, 2007, as entered into as entered between Zoro Mining Corp. and each of Eduardo Esteffan M., Fresia Sepulveda H., Eduardo Esteffan S., Gretchen Esteffan S., Claudio Esteffan S. and Integrity Capital Group, LLC (7)

10.11	Corporate Support Agreement between the Company and Sweetwater Capital Corp., dated May 1, 2007 (8)
10.12	Convertible Note in the principal amount of $200,000, dated November 7, 2008 (8)
10.13	Promissory Note between the Company and Sweetwater Capital, dated September 12, 2008 (8)
10.14	Promissory Note between the Company and Woodburn Holdings Ltd., dated October 2, 2009 (8)
10.15	Promissory Note from the Company to 1218716 Alberta Ltd., dated September 16, 2009 (8)
10.16	Promissory Note between the Company and WestPeak Ventures of Canada Ltd., dated September 17, 2008 (8)
10.17	Promissory Note between the Company and Timothy Brock., dated November 28, 2008 (8)
10.18	Advisory Services Agreement between the Company and Viewpoint Securities, LLC, dated January 8, 2010 (8)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. (9)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act. (9)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Securities Exchange Act. (9)
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
* Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on August 10, 2005.
(2)	Incorporated by reference from Form 8-A Registration Statement filed with the SEC on April 5, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2009.
(4)	Incorporated by reference from Form 8-K/A filed with the SEC on October 19, 2009.
(5)	Incorporated by reference from Form 8-K filed with the SEC on February 26, 2010.
(6)	Incorporated by reference from Form 8-K filed with the SEC on April 6, 2011.
(7)  Incorporated by reference from Form 8-K filed with the SEC on April 16, 2007.
(8)  Incorporated by reference from Form 10-K as filed with the SEC on August 17, 2011.
(9)  Incorporated by referenced from 10-Q as filed with the SEC on September 19, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORO MINING CORP.

By:	/s/ “Harold Gardner”
Harold Gardner
Chief Executive Officer, President and a director

Date: October 13, 2011

By:	/s/ “Frank Garcia”
Frank Garcia
Chief Financial Officer

Date: October 13, 2011