Form 10-Q
period 2011-10-31
Zoro Mining Corp.
filed 2011-12-20
CIK 1329484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  49,581,534 shares of common stock as of December 9, 2011.

ZORO MINING CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
October 31, 2011

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

Part I

Item 1.         Financial Statements

The following unaudited interim financial statements of Zoro Mining Corp. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Page
Interim Consolidated Balance Sheets as at October 31, 2011 (unaudited) and April 30, 2011 (audited)	4

Interim Consolidated Statements of Operations and Comprehensive Loss for the periods ended October 31, 2011 and October 31, 2010 and for the period from inception (April 20, 2004) to October 31, 2011	5

Interim Consolidated Statements of Cash Flows for the periods ended October 31, 2011 and October 31, 2010 and for the period from inception (April 20, 2004) to October 31, 2011	6

Interim Consolidated Statement of Stockholders’ Equity and Deficiency for the period from inception (April 20, 2004) to October 31, 2011	7 - 8

Condensed Notes to the Interim Consolidated Financial Statements	9

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets as at October 31, 2011 (unaudited) and April 30, 2011 (audited)
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

	October 31, 2011 $	April 30, 2011 $

CURRENT ASSETS
Cash	4,912	81,161
Other receivables and pre paid expenses	6,508	8,413

Total Current Assets	11,420	89,574

EQUIPMENT (Note 4)	53,080	81,555
MINERAL PROPERTIES	8	8

TOTAL ASSETS	64,508	171,137

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable and accrued liabilities	794,596	805,637
Liabilities payable in capital stock (Note 11)	654,311	-
Promissory notes payable (Note 6)	22,712	21,997
Convertible Notes (Note 6)	200,000	201,691
Derivative Financial Instruments (Note 6)	0	47,382
Due to related parties (Note 5)	274,648	864,508

Total Current Liabilities	1,946,267	1,941,215

Total Liabilities	1,946,267	1,941,215

Stockholders’ Deficiency

Capital stock (Note 7) 180,000,000 common shares authorized, $0.00001 par value
43,038,420 shares issued and outstanding (April 30, 2011 – 36,971,108)	1,256	1,195
Additional paid-in capital	19,960,078	19,003,080
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(21,877,593)	(20,808,853)

Total Stockholders’ Deficiency	(1,881,759)	(1,770,078)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	64,508	171,137
GOING CONCERN   (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 8)
RELATED PARTY TRANSACTIONS (Note 5)
SUBSEQUENT EVENTS (NOTE 12)

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and comprehensive loss for the three and six months ended October 31, 2011 and October 31, 2010 and for the period from inception (April 20, 2004) to October 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

	For the Three months Ended October 31, 2011	For the Three months Ended October 31, 2010 (Revised Note 10)	For the Six months Ended October 31, 2011	For the Six months Ended October 31, 2010 (RevisedNote 10)	Cumulative since inception to October 31, 2011
	$	$	$	$	$
Expenses
Bad Debt	-	-	-	-	136,250
Depreciation	14,238	14,660	28,476	29,459	343,324
Donated services	-	-	-	-	25,500
Filing and transfer agent fees	7,334	8,503	8,753	10,106	63,331
Impairment of mineral property costs	-	-	-	-	10,756,200
Interest expense	20,475	42,570	39,624	64,465	330,642
Investor relations	2,430	112,631	15,674	116,131	388,165
Management and administration fees	90,137	155,542	188,387	303,007	2,560,522
Mineral exploration costs (Note 3)	145,447	79,050	219,641	218,153	5,600,593
Office and general	7,006	79,677	27,990	87,236	757,356
Professional fees	44,912	26,790	80,780	64,509	729,230
Salaries and consulting fees	450,000	-	450,000	-	450,000

	(781,979)	(519,423)	(1,059,325)	(893,066)	(22,141,113)
Other income
Federal income tax recovery	-	-	-	-	216,208
Gain on sale of fixed assets	-	-	-	-	23,891
Derivative Gain (Loss) (Note 6)	(11,447)	-	(9,415)	881	103
Extinguishment Loss on Debt Modification	-	-	-	-	(126,875)
Gain on Debt Settlement	-	-	-	-	82,147
Interest income	-	-	-	-	68,046

Net loss and comprehensive loss	(793,426)	(519,423)	(1,068,740)	(892,185)	(21,877,593)

Basic and diluted loss per common share	(0.02)	(0.02)	(0.03)	(0.03)

Weighted average number of common shares outstanding - basic and diluted	40,739,776	28,445,014	38,855,442	28,423,275

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows for the six months ended October 31, 2011 and October 31, 2010 and for the period from inception (April 20, 2004) to October 31, 2011
Amounts Expressed in U.S. dollars
(Unaudited - Prepared by Management)

	For the Six Months Ended October 31, 2011 $	For the Six Months Ended October 31, 2010 $ (Revised Note 10)	From April 20, 2004 (Date of Inception) to October 31,2011 $
Cash Flows Used In Operating Activities

Net loss	(1,068,740)	(892,185)	(21,877,593)
Adjustments to reconcile net loss to cash used in operating activities:
Federal income tax recovery	-	-	(216,208)
Extinguishment loss on debt modification	-	-	126,875
Adjustment to fair value of derivative instruments	9,415	(881)	(103)
Amortization of debt discount	12,146	-	13,838
Depreciation	28,475	29,459	343,323
Non-cash management fees	-	43,333	429,293
Accrued interest income	-	-	(11,250)
Shares issued for services	450,000	-	450,000
Gain on sale of fixed assets	-	-	(23,891)
Accretion of interest on convertible note	-	9,751	32,121
Bad debt	-	-	136,250
Impairment of mineral properties	-	-	10,756,200
Gain on debt settlement	-	-	(82,147)
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in operating assets and liabilities:
Decrease (increase) in other receivables and prepaid expenses	1,905	(3,064)	(6,508)
Increase in due to related parties	482,412	309,292	3,525,848
Increase (decrease) in accounts payable and accrued liabilities	8,138	414,473	1,454,676

Net Cash Used in Operating Activities	(76,249)	(89,822)	(4,914,776)

Cash Flows Used In Investing Activities
Purchase of equipment	-	-	(518,513)
Proceeds from Sale of Equipment	-	-	146,000
Loan receivable	-	-	(125,000)

Net Cash Used In Investing Activities	-	-	(497,513)

Cash Flows From Financing Activities
Promissory note payable	-	61,100	927,611
Convertible note	-	-	242,500
Proceeds from common stock issuances and subscriptions	-	-	4,247,090

Net Cash From Financing Activities	-	61,100	5,417,201

Increase (Decrease) in Cash	(76,249)	(28,722)	4,912

Cash – Beginning	81,161	34,790	–

Cash – Ending	4,912	6,068	4,912

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–
Shares issued for services	450,000	43,333	–

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statement of Stockholders’ Equity and Deficiency
From April 20, 2004 (Date of Inception) to October 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)
			Additional Paid-in	Common Stock Subscrip-	Deficit Accumulated During the Exploration	Don- ated
	Common Stock		Capital	tions	Stage	Capital	Total
	#	$	$	$	$	$	$
Balance – April 20, 2004 (Date of Inception)	-	-	-	-	-	-	-
Issuance of common shares for cash at $.0002/share	7,200,000	1,440	(1,400)	(40)	-	-	-
Net loss for the period	-	-	-	-	(1,858)	-	(1,858)
Balance – April 30, 2004	7,200,000	1,440	(1,400)	(40)	(1,858)	-	(1,858)
Issuance of common shares for cash at $.0002/share	1,800,000	360	(350)	(10)	-	-	-
Share subscriptions received	-	-	-	40	-	-	40
Donated rent and services	-	-	-	-	-	10,500	10,500
Net loss for the year	-	-	-	-	(32,480)	-	(32,480)
Balance – April 30, 2005	9,000,000	1,800	(1,750)	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	-	-	-	10	-	-	10
Donated rent and services	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	(12,690)	-	(12,690)
Balance – April 30, 2006	9,000,000	1,800	(1,750)	-	(47,028)	22,500	(24,478)
Issuance of common shares for cash at $0.0544/share	1,822,500	364	100,886	-	-	-	101,250
Share subscriptions received	-	-	-	2,600,000	-	-	2,600,000
Donated rent and services	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	(220,450)	-	(220,450)
Balance – April 30, 2007	10,822,500	2,164	99,136	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit	157,514	32	3,765,908	(2,600,000)	-	-	1,165,940
Share cancellation	(6,642,500)	(1,328)	1,328	-	-	-	-
Fair value of warrants issued for mineral properties	-	-	840,000	-	-	-	840,000
Fair value of warrants issued for services	-	-	209,293	-	-	-	209,293
Net loss	-	-	-	-	(3,539,499)	-	(3,539,499)
Balance – April 30, 2008	4,337,514	868	4,915,665	-	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	-	-	-	120,000
Net loss	-	-	-	-	(3,391,459)	-	(3,391,459)
Balance – April 30, 2009	4,345,014	869	5,035,664	-	(7,198,436)	34,500	(2,127,403)

Interim Consolidated Statement of Stockholders’ Equity and Deficiency - continued

Shares issued in exchange for retirement of notes and other debt	4,366,522	45	1,746,563	-	-	-	1,746,608
Shares issued for private placement at $0.50 per unit	290,000	3	134,847	-	-	-	134,850
Shares issued for mineral properties at $.50	19,400,000	193	9,699,807	-	-	-	9,700,000
Net loss	-	-	-	-	(11,617,028)	-	(11,617,028)
Balance – April 30, 2010	28,401,536	1,110	16,616,881	-	(18,815,464)	34,500	(2,162,973)
Issuance of common shares for services	250,000	2	99,998	-	-	-	100,000
Shares issued in exchange for retirement of notes and other debt	7,094,572	71	1,915,463	-	-	-	1,915,534
Loss on settlement of related party debt			(1,125)		-	-	(1,125)
Modification of convertible note	-	-	126,875	-	-	-	126,875
Shares issued for private placement at $0.20 per unit	1,225,000	12	244,988	-	-	-	245,000
Net loss	-	-	-	-	(1,993,389)	-	(1,993,389)
Balance – April 30, 2011	36,971,108	1,195	19,003,080		(20,808,853)	34,500	(1,770,078)
Convertible note converted to shares	1,067,312	11	70,623	-	-	-	70,634
Shares issued to officers as compensation	5,000,000	50	449,950	-	-	-	450,000
Gain on stock issued on related party debt settlements (Note 11)			436,425	-	-	-	436,425
Net loss				-	(1,068,740)	-	(1,068,740)
Balance – October 31, 2011	43,038,420	1,256	19,960,078	-	(21,877,593)	34,500	(1,881,759)

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009 (refer to Note 1).

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2011
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

Principles of Consolidation

 The Company has incorporated two 99% owned subsidiaries in each of Peru (Zoro Mining SAC, dba “Zoro Peru”) and Chile (Sociedad Zoro Chile Limitada, dba “Zoro Chile”) to beneficially hold property titles in each country.  These financial statements include the accounts of Zoro Mining Corp., and its subsidiaries Zoro Peru and Zoro Chile, (collectively, the “Company”).  All intercompany transactions and balances have been eliminated upon consolidation.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and ultimately the attainment of profitable operations. As at October 31, 2011, the Company has accumulated losses of $21,877,593 since inception and has a working capital deficiency of $1,934,847. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In conjunction with the April 22, 2009 reverse share consolidation, the Company plans to finance its activities utilizing debt and equity instruments that should be more favorably received by the investment community due to the corporate restructuring. On August 17, 2009 and April 26, 2011 the Company settled some of its existing debts with equity in order to reduce current liabilities and improve the overall financial condition of the Company.

3.	Mineral Properties

	Six months ended October 31, 2011	Six months ended October 31, 2010
Chile
Drilling	$-	$-
Field supplies	-	2,142
Geological, mapping and survey	-	1,910
Property maintenance	-	5,318
Site administration	219,641	176,004
Travel	-	17,779
	219,641	203,153
Peru
Field supplies	-	-
Geological, mapping and survey	-	-
Property maintenance	-	-
Site administration	-	15,000
Travel	-	-
	-	15,000
Mexico
Geological, mapping and survey	-	-
Property maintenance	-	-
Site administration	-	-
	-	-
Total	$219,641	$218,153

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

4.	Equipment

Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.

		Accumulated
	Cost	Depreciation	Net Book Value	Net Book Value
	October 31, 2011	October 31, 2011	October 31, 2011	April 30, 2011
North America
Computers	$7,020	$7,020	$-	$-
South America
Computers	3,315	3,298	17	17
Furniture	12,639	9,993	2,646	3,873
Exploration equipment	14,204	11,719	2,485	3,753
Vehicles	105,752	77,820	27,932	37,912
Earth moving equipment	159,999	139,999	20,000	36,000
	295,909	242,829	53,080	81,555

Total	$302,929	$249,849	$53,080	$81,555

5.      Related Party Transactions

During the six months ended October 31, 2011, the Company incurred the following amounts to officers, directors, and other related parties to the Company.  All unpaid balances due to related parties are unsecured, and only cash advances may bear interest at stated rates of 8-10% per annum simple interest if formalized into promissory notes.

a)
incurred $45,000 (October 31, 2010: $45,000) to a director and officer of the Company for geological services rendered.  An aggregate of $7,500 (April 30, 2011: $105,000) was owed this director at October 31, 2011 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs;

b)
incurred to a director and officer of the Company $45,000 (October 31, 2010: $45,000) for management of South American exploration with such costs recorded as administrative costs.  An aggregate of $89,913 (April 30, 2011: $405,696) was owed to this director for unpaid fees and reimbursement of expenses;

c)
incurred to a director and officer of the Company $67,647 (October 31, 2010: $70,689) for management services with respect to the administration of the Company.  An aggregate of $45,972 (April 30, 2011: $134,929) was owed to this officer at October 31, 2011 for unpaid services and reimbursement of expenses;

d)	paid an officer of the Company $14,539 (October 31, 2010: $20,567) for administrative services;
e)
the Company incurred a total of $149,823 (October 31, 2010: $117,711) to a private Chilean company with a director in common that provides exploration services to the Company in Chile, with such costs recorded as exploration costs in Chile, South America.  An aggregate of $441 (April 30, 2011: $139,754) was owing at October 31, 2011.

f)	paid an officer of the Company $15,543 (2010: $11,970) for accounting services;
g)
incurred to a company managed by an officer and director $15,000 (2010: $7,500) for administrative services. An aggregate of $80,092 (April 30, 2011: $Nil) was owed to this company at October 31, 2011 for unpaid services and unreimbursed expenses;

h)
issued at September 2, 2011, 5,000,000 shares of common stock under restricted share agreements to various officers and directors: 2,000,000 shares were issued to a director and officer; 2,000,000 shares were issued to an officer and director who has since resigned but has remained as a consultant to the Company; and 500,000 shares were issued each to two officers. (Note 7)

i)	gain on debt settlement in the amount of $436,425 included in additional paid in capital (see Note 11)

The Company participates in a cost sharing arrangement with another public company, Pacific Copper that has two directors in common with the Company and shares South American operating offices. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. During the year ended April 30, 2009 Pacific Copper loaned the Company $430,000 secured by non-interest bearing promissory notes of which $50,730 was owing as at October 31, 2011 (April 30, 2011: $79,129).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

5.      Related Party Transactions - continued

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in lease payments from Pan American Lithium Corp. (Pan American) in connection with the Piedra Parada concessions. Pan American has one director and two officers in common with the Company. During the six months ended October 31, 2011 the Company received payments totaling $10,000 (October 31, 2010: $Nil) from Pan American.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.	Convertible and Promissory Notes and Derivative Financial Instruments

Convertible Notes

The carrying values of the Company’s convertible notes consist of the following as of October 31, 2011 and April 30, 2011:

Convertible Notes	October 31, 2011	April 30, 2011
$200,000 face value convertible note due October 31, 2010	$(200,000)	$(200,000)
$ 42,500 face value convertible note due November 16, 2011	--	(1,691)
	$(200,000)	$(201,691)

$200,000 Convertible Note

On October 31, 2008, the Company issued a $200,000 6% convertible note with a term to October 31, 2010 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. While the note is outstanding, the holder has the option to convert the principal balance and interest, into conversion units at a conversion price of $3.20 per unit for a period of two years.  Each unit is comprised of one common share and one share purchase warrant exercisable at $5 per share for a two year term from the date of conversion. Further, the terms of the convertible note provide for certain redemption features. If, in the event of certain defaults on the terms of the note, certain of which are indexed to equity risks, the holder can accelerate the payment of outstanding principal and interest.

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 480 and ASC 815. The common stock component of the unit conversion feature does meet all of the eight conditions for equity classification provided in ASC 815. However, the warrant component of the unit conversion feature falls within the scope of ASC 480 because it contains a fundamental transaction which provides that the warrants are contingently redeemable for assets. Since the embedded warrant falls under the scope of ASC 480, it requires liability classification. The redemption features (the “default put”) are indexed to risks that are not associated with credit or interest risk and, therefore, require bifurcation. Accordingly, a compound embedded derivative, which comprises of (i) the warrant component of the unit conversion feature and (i) the default put was bifurcated from the contract and has been recorded as a derivative liability.

October 31, 2010 Modification to $200,000 Convertible Note

On October 31, 2010, the Company and the holder of the $200,000 convertible note changed the conversion rights of accrued interest and principal to enable conversion by the holder at the rate of $0.40 per post consolidation share without the requirement for issuance of warrants on conversion. The modification gave rise to an extinguishment. As a result of the modification, the Company recorded an extinguishment in the amount of $126,875.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

6.	Convertible and Promissory Notes and Derivative Financial Instruments - continued

$42,500 Convertible Note

On February 14, 2011, the Company issued a $42,500 8% convertible note with a term to November 16, 2011 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning six months after the issuance date, at the holder’s option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the closing, (iii) 140% if prepaid 91 days following the closing through 120 days following the closing, (iv) 150% if prepaid 121 days following the closing through 180 days following the closing, and (v) 175% if prepaid 181 days following the closing through the maturity date. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest (the “default put”).

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815. The conversion feature did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815 due to its variable conversion price. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. Accordingly, a compound embedded derivative, which comprises of (i) the embedded conversion feature and (i) the default put was bifurcated from the contract and has been recorded as a derivative liability.

Conversion of $42,500 Convertible Note

Between August 18, 2011 and September 23, 2011, the holder of the $42,500 convertible note converted the entire principal amount into 1,067,312 shares common stock.

The following table reflects the allocation of the purchase on the financing dates:

Convertible Notes	$200,000 Face Value	$42,500 Face Value
Proceeds	$(200,000)	$(42,500)
Compound embedded derivative	14,400	54,631
Day-one derivative loss	-	(12,131)
Carrying value	$185,600	$-

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

6.	Convertible and Promissory Notes and Derivative Financial Instruments - continued

Promissory Note

During the year ended April 30, 2010, the Company borrowed $20,000 at 8% interest from an unrelated party. At October 31, 2011, the balance owing including interest was $22,712 (April 30, 2011: $21,997).

Derivative Financial Instruments

The carrying value of the compound embedded derivatives is on the balance sheet, with changes in the carrying value being recorded as derivative loss on the income statement. The components of the compound embedded derivatives as of October 31, 2011 and April 30, 2011 are as follows:
	October 31, 2011		April 30, 2011
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values	Indexed Shares	Fair Values
$200,000 face value convertible note due October 31, 2010	-	$-	-	$-
$ 42,500 face value convertible note due November 16, 2011	-	-	423,055	47,382
	-	$-	423,055	$47,382

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and six months ended October 31, 2011 and 2010, respectively:

The financings giving rise to derivative financial instruments and the income effects:	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
$200,000 face value convertible note due October 31, 2010	$-	$-
$ 42,500 face value convertible note due November 16, 2011	(11,447)	-
	(11,447)	-
Day-one derivative loss:
$ 42,500 face value convertible note due November 16, 2011	-	-

Total derivative gain (loss)	$(11,447)	$-

The financings giving rise to derivative financial instruments and the income effects:	Six Months Ended October 31, 2011	Six Months Ended October 31, 2010
$200,000 face value convertible note due October 31, 2010	$-	$881
$ 42,500 face value convertible note due November 16, 2011	(9,415)	-
	(9,415)	881
Day-one derivative loss:
$ 42,500 face value convertible note due November 16, 2011	-	-

Total derivative gain (loss)	$(9,415)	$881

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

7.	Capital Stock

a)
During the six months ended October 31, 2011, the Company issued 5,000,000 shares of the Company’s commons stock under the Company’s 2008 Stock Incentive Plan to various officers and directors valued at $450,000 based on a closing price of $0.09 at the time of the agreements. (Note 5(f))

During the six months ended October 31, 2011, the Company issued 1,067,312 shares of the Company’s commons stock to the holder of a $42,500 convertible note who exercised the conversion right in four separate conversions. (Notes 6 and 9)

b)      Warrants:

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

Warrant transactions are summarized as follows:
	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007	-	-	-
Granted during the year	436,060	21.37	2.00
Balance, April 30, 2008	436,060	21.37	1.22
Granted during the year	-	-	-
Balance, April 30, 2009	436,060	21.37	0.22
Granted during the year	306,800	.75	1.58
Expired during the year	(436,060)	14.00	-
Balance, April 30, 2010	306,800	.75	0.50
Granted during the year	1,225,000	.30	2.00
Balance, April 30, 2011	1,531,800	.39	1.25
Granted during the period	-	-	-
Balance, July 31, 2011	1,531,800	.39	1.00
Granted during the period	-	-	-
Balance, October 31, 2011	1,531,800	.39	0.75

c)
Share options:

On February 7, 2008, the Company adopted a stock option plan (the “2008 Stock Incentive Plan”) including both qualified and non-qualified share options not to exceed 15% of the issued and outstanding shares at any date.  No share options have been granted at the date of these financial statements.

 Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

8.           Commitments and Contingencies

The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a related party lessee (a company which at the time had one director in common with the Company), to pay for the entire lease relating to the Company’s Tucson, Arizona office until the end of the lease term through January 31, 2011 or as amended or renewed.  As at April 30, 2010, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and subsequently moved offices. The potential liability, if any, as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is presently not determinable, and the Company has not been advised of the results, if any of negotiations by the lessee to settle this potential liability with the landlord.

Effective December 2, 2009, the Company exercised an Option for the acquisition from Sociedad Gareste Limitada (“Gareste”) of a 100% legal and beneficial interest in and to the Sierra Fritis Project, Harold Gardner, an officer and Director of the Company, is co-managing partner of Gareste. Under the Option (which also included the Piedra Parada project), the Company (i) issued an aggregate of 19,400,000 restricted shares of its common stock to the vending parties; (ii) agreed to pay or cause to be paid all underlying regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing; and (iii) granted to Gareste a 2% net smelter return (“NSR”) royalty on the proceeds of any production from the Fritis property, capped at $6,000,000, one-half of which can be repurchased by the Company at any time before commencement of any production for the sum of $2,000,000. The Fritis titles remain in Gareste currently pending completion of title transfers and notifications at the mining registry.

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

Effective December 2, 2009, the Company exercised an Option for the acquisition from Gareste of interests in and to the Piedra Parada salar Project, Harold Gardner, an officer and Director of the Company, is co-managing partner of Gareste. Under the Option (which also included the Sierra Fritis project), the Company (i) issued an aggregate of 19,400,000 restricted shares of its common stock to the vending parties; (ii) agreed to pay or cause to be paid all underlying regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing; and (iii) granted to Gareste a 2% net smelter return (“NSR”) royalty on the proceeds of any production from the Piedra Parada property, capped at $6,000,000, one-half of which can be repurchased by the Company at any time before commencement of any production for the sum of $2,000,000. The Piedra Parada titles remain in Gareste currently pending completion of title transfers and notifications at the mining registry.

The project lies roughly 310 kilometers to the northeast of Copiapó, the capital of Region III, via paved highway and improved roads, and is at an elevation of over 4,000 meters. The 12 Piedra Parada property mineral exploration concessions cover a total of 3,600 hectares (8,895 acres) in a prototypical salar — a dry lake bed with inflow waters and subsurface brines. However, Gareste, the vendor at Piedra Parada, owned and conveyed to Zoro senior concession rights on only 2,100 hectares (5,189 acres), and also conveyed overstaked concessions on 1,500 additional hectares (3,706 acres) which are subject to the senior rights of a third party.

The rights to lithium, light metals and commercial salts (collectively, the “Lithium Materials”) in these concessions have been previously conveyed to a third-party, with Gareste retaining a 2% NSR royalty on Lithium Materials. In addition, this third party is obligated to remit a payment of US$2,000 per month as a lease and rental remittance fee to maintain the Piedra Parada concessions through the exploration stage, which payments will increase to US$5,000 per month at such time as these concessions are converted to exploitation status.  In connection with the acquisition by Zoro, Gareste has conveyed the NSR and the rights to receive payments at Piedra Parada, and other attendant rights to the Company.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

8.           Commitments and Contingencies - continued

The Company has entered into an Asset Purchase Agreement (the “Fortuna Agreement”) dated February 22, 2010, with two vending parties to acquire a 100% interest in three property mineral exploration concessions covering approximately 1,500 hectares as an extension to the Company’s existing Yura gold prospect located 30 kilometers west of Arequipa, Peru (the “Fortuna Properties”). The Fortuna Properties target precious metals and are comprised of three concessions that are accessible year round via paved highway and improved roads. The Company’s VP Business Development and Chairman is an indirect minority shareholder of one of the vending parties. This Fortuna Agreement was never closed and the Fortuna Properties were folded into the Yura Agreement described below.

The Company has entered into an agreement dated October 11, 2010 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will issue 200,000 shares of its commons stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of  the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant.  The shares were not issued as at October 31, 2011 due to a delay in starting the program.

On March 31, 2011, Zoro Mining Corp., through its subsidiary Sociedad Zoro Chile, Limitada (collectively, the “Company”) entered into a binding letter of intent (the “LOI”) with Llanos de Caldera, S.A. Cerrada (“LDC”), a privately-held Chilean corporation, whereby LDC can earn an undivided 70% interest in the Company’s Escondida precious metals project located near Copiapo, Chile, and following which the Company and LDS will form a joint venture to govern operations at Escondida, as follows:

1.
Earn-In Requirement. To earn the 70% interest, LDC must commence, pay for and complete qualifying Earn-In Expenditures totaling at least five hundred thousand dollars (US$500,000) within one (1) year of the date of the LOI (“Earn-In Term”). Earn-In Expenditures are defined as all the costs and expenses to complete an initial exploration, drilling, sampling and metallurgical testing program as set forth in the LOI (the “Initial Exploration Program”), and include, in addition, all tax payments and related costs of maintaining the mineral titles to Escondida during the Earn-In Term (“Holding Costs”) and payments for overhead expenses. Harold Gardner, a director of the Company and a principal within LDC, shall have oversight responsibility for the Initial Exploration Program, and LDC shall be the operator under the LOI.

2.
Declaration of Earn-In. At any time prior to or at the end of the Earn-In Term, LDC can elect to give notice in writing to the Company that it has completed the Initial Exploration Program and has successfully incurred the Earn-in Expenditures for Escondida (the “Earn-In”). At such time, to the extent not previously done, LDC shall furnish the Company with copies of all reports, information and data developed during the Initial Exploration Program, and satisfactory evidence of the incurrence and payment of the Earn-In Expenditures, which the Company shall reasonably accept, and LDC shall be deemed to have earned an undivided 70% interest in Escondida. Upon reasonable request from LDC, the Company shall cause the transfer of this 70% interest to LDC, or, alternatively, 100% of the property to the Joint Venture described below.

3.
Joint Venture and Joint Operating Agreement. At the time that Earn-In is achieved, the parties will form a Joint Venture and finalize and execute a Joint Operating Agreement (“JOA”) to govern their interests in Escondida, whereby LDC will be the Operator, and the parties shall fund their respective shares of expenses going forward.

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

  Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

8.           Commitments and Contingencies - continued

On October 4, 2011 the Company announced that it had entered into a binding Letter of Intent with various parties (the “Yura Agreement”), to earn up to a 75% indirect interest in the consolidated Yura Mining District (roughly 7,200 hectares), located approximately 30 km west of Arequipa, Peru. Zoro has also entered into an agreement with Minex Ventures II, LLC (“Minex”), a privately-held US based limited liability company, to compensate Minex for consideration furnished to or on behalf of Zoro for both pre-existing and future obligations owed by Zoro in the Yura District (“Minex Agreement”).

Zoro’s holdings (the “Zoro Properties”) in the Yura District consisted of over 2,100 hectares of exploration concessions acquired in 2007 by Zoro Peru S.A.C. (“Zoro Peru”), the Company’s 99%-owned subsidiary, in exchange for Zoro shares. In addition, Zoro in 2010 signed an agreement to acquire roughly 1,500  additional hectares comprising the Fortuna Properties, which required Zoro to issue 6 million shares of its restricted common stock and make staged payments totaling $325,000 to the Fortuna vendors, who also reserved a 2.5% net smelter return royalty. The Fortuna Agreement was never closed.

 The Yura Agreement in principal part provides for the following:

-All of the rights, titles and interests to the Zoro Properties, Fortuna Properties, and related assets, and the balance of the properties in the Yura District, are being conveyed to Formacion Yura Exploracion S.A.C. (“Yura Exploracion”)

-To earn an undivided 50% indirect interest in the Yura District, Zoro has the responsibility under the Yura Agreement to complete a minimum $5.0 million exploration program within 30 months

-Provided that the exploration program produces a minimum 600,000 ounce gold measured and indicated resource estimate at Yura, Zoro has the option to purchase an additional undivided 25% indirect interest in the Yura District  for a minimum of $30 million

-The Minex Agreement recognizes the contributions of Minex and consideration furnished to Zoro, and provides the following key terms:

-Minex has contributed or has caused to be contributed US$3.0 million for exploration, and concession and permitting maintenance expenses, and related overhead at the Zoro Properties, and has absolved Zoro from the monies otherwise payable to the Fortuna Vendors

-Minex has caused the shareholders of Yura Exploracion to contribute to Yura Exploracion the balance of the concessions comprising the main geological features of interest in the Yura District, which in total consists of approximately 7,200 hectares

-Minex has agreed to use its best efforts to raise an additional $1.2 million for Zoro, to fund the first phase exploration programs on the consolidated property

- Zoro has agreed to issue 18 million shares of its common stock to Minex, and Minex shall have the right to appoint two members to the Zoro Board of Directors

Effective on October 5, Company authorized the settlement of debt with certain related creditors, which debt consisted of outstanding convertible notes, advances, promissory notes, services, accrued interest and other amounts aggregating $1,090,737 (the “Aggregate Debt”). Subsequent to October 31, 2011 (on November 3, 2011), the Aggregate Debt was satisfied in accordance with the issuance of an aggregate 6,543,114 shares of the restricted common stock (the “Common Stock”) of the Company at $0.10 per share resulting in a gain on settlement of $436,425 included in additional paid in capital.

  Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

9. Fair Value Considerations

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1 luations:	Quoted prices in active markets for identical assets and liabilities.

Level 2 valuations:
Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

Level3valuations:	Significant inputs to valuation model are unobservable.

The Company follows the provisions of ASC 820 with respect to its financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of October 31, 2011 and April 30, 2011, respectively, are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

October 31, 2011
Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Derivative liabilities	$-	$-	$-	$-

	April 30, 2011
	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Derivative liabilities	$-	$-	$(47,382)	$(47,382)

  Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

9. Fair Value Considerations - continued

The features embedded in the $42,500 face value convertible note were combined into one compound embedded derivative that the Company fair valued using the Binomial Lattice valuation model. The Binomial model was believed by management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, the Binomial Lattice model also embodies an assumption that provides for a vesting date, which is a necessary input for valuing this compound derivative since the compound derivative is not exercisable for six months after the issuance date. The following table sets forth the inputs for each significant assumption as of the conversion dates (August 18, 2011, September 12, 2011, September 19, 2011, and September 23, 2011) and April 30, 2011:

The financings giving rise to derivative financial instruments	August 18, 2011	September 12, 2011	September 19, 2011	September 19, 2011	April 30, 2011
Conversion price	$.0553	$.0400	$.0396	$.0295	$.1353
Volatility	101.92%	100.52%	98.67%	102.01%	93.75%
Term (years)	0.25	0.18	0.16	0.15	0.55
Risk-free rate	0.01%	0.01%	0.01%	0.01%	0.11%
Vesting date	08/14/2011	08/14/2011	08/14/2011	08/14/2011	08/14/2011

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

	Derivative Financial Instruments
	October 31, 2011	April 30, 2011
Beginning Balance	$(47,382)	$(881)
Total gains or losses (realized or unrealized):
Included in earnings	9,415	8,130
Convertible note conversions	37,967	8,130
Convertible note issuances	-	(54,631)
Ending Balance	$-	$(47,382)

10.           Revisions to Financial Statements

The financial statements for the three and six months ended October 31, 2010 are revised to incorporate additional expenses related to the compound embedded derivative arising from the $200,000 Convertible Note, which is detailed in Note 6. The compound embedded derivative includes the (i) warrant component of the unit conversion feature and (ii) the default put.  Originally, the (i) warrant component of the unit conversion feature and (ii) the default put were not bifurcated from the host instrument. Instead, the convertible debt was allocated between its debt and equity components on a relative fair value basis. In the analysis conducted in 2011, the Company determined that a compound embedded derivative arose from the $200,000 Convertible Note and requires bifurcation and liability classification. The derivative income related to the instrument amounts to $881.

  Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2011
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

10.           Revisions to Financial Statements - continued

	3 Months Ended		6 Months Ended
	October 31, 2010 (Unaudited)		October 31, 2010 (Unaudited)
	Prior to Restatement	Restated	Prior to Restatement	Restated
Consolidated Statements of Operations and Comprehensive Loss
Interest expense (related to debt discount & 6% coupon)	33,350	4,884	61,751	9,751
Total operating expenses	547,889	519,423	945,066	893,066
Loss from operations	(547,889)	(519,423)	(945,066)	(893,066)
Derivative income		-		881
Total other income	--	-	--	881
Net loss	(547,889)	(519,423)	(945,066)	(892,185)
Loss per weighted average number of shares outstanding – basis and fully diluted	(0.02)	(0.02)	(0.3)	(0.03)

Consolidated Statement of Cash Flows:
Net loss			(945,066)	(892,185)
Adjustment for:
Derivative income			-	(881)
Interest expense			-	(52,000)
Net cash used in operating activities			(89,822)	(89,822)

11.           Liabilities Payable in Capital Stock
On October 5, 2011 the Company entered debt settlement agreements with four related parties to issue 6,543,114 shares of the Company’s common stock in exchange for extinguishment of $1,090,737 of debt owed by the Company at a stated price of $0.10 per share. On October 5, 2011 the closing price of the Company’s common stock was $0.10. The shares were issued subsequent to October 31, 2011. As at October 31, 2011 the Company recorded a gain of $436,425 in additional paid in capital.

12.           Subsequent Events

On November 3, 2011 the Company issued 6,543,114 shares of the Company’s common stock to four related parties under debt settlement agreements. (Note 11)

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended October 31, 2011 and 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended October 31, 2011 and 2010.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview of our Business

We were incorporated under the laws of the State of Nevada on April 20, 2004 under the name “Rochdale Mining Corp”. Effective March 19, 2007, we merged with a wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of Merger filed with the Nevada Secretary of State.  The merger was in the form of a parent/subsidiary merger with Rochdale Mining Corp. as the surviving corporation.  Upon completion of the merger, our corporate name was changed to “Zoro Mining Corp.” and our Articles of Incorporation were amended to reflect this name change. As of the date of this Quarterly Report, we are engaged in the acquisition and exploration of mineral properties located in South America.  After the effective date of our registration statement filed with the SEC (November 1, 2007), our shares were listed on the Over-the-Counter Bulletin Board, and our shares also trade on the OTCQB Exchange. Our current symbols are “ZORM.OB” and “ZORM.QB”.

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

Subsidiaries

During May 2007 through October 2007 and in accordance with applicable local laws and regulations in Chile, Peru and Mexico, we incorporated three wholly-owned subsidiaries in Chile, Peru and Mexico as follows: Sociedad Zoro Chile Limitada, in Chile, Zoro Mining SAC, in Peru; and Aravena Mexicana, SA in Mexico. We have completed property transfers in Chile, and the title to our property interests in Peru will now be held by our subsidiary indirectly through the Yura Agreement described in note 8 above.  As of the date of this report the Company is in the process of dropping the Mexican properties.

Current Business Operations

We are a natural resource exploration company currently engaged in the exploration and acquisition of property located in South America. We plan to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. We currently have or can earn interests in an aggregate of approximately 34,215 acres located in Chile and approximately 17,792 acres in Peru, targeting gold, copper and platinum.

Our current acreage and location of our property is summarized as follows:

Location	Project	Exploration Target	Concession Hectares/Acres
Chile, South America	The Escondida Project	Gold, Platinum	2,700/6,668
Chile, South America	Don Beno Project	Gold, Copper	5,400/13,337
Chile, South America	Sierra Fritis Project	Gold, Copper	2,300/5,683
Chile, South America	Piedra Parada Project	Gold, platinum group metals	3,600/8,895(1)(2)
Peru, South America	The Yura Project	Gold	7,200/17,792(3)
		Total Net Hectares/Acres:	21,200/52,375
(1)
Gareste Limitada, the vendor at Piedra Parada, owned and conveyed to Zoro senior concession rights on over 2,100 hectares (5,189 acres), and also conveyed overstaked concessions on 1,500 additional hectares (3,706 acres) which are subject to the senior rights of a third party.

(2)	All concessions at Piedra Parada owned by Zoro are subject to pre-existing contractual rights granted from Gareste to a third-party to extract and exploit lithium, light metals and commercial salts.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

(3)	Zoro’s initial Yura Project interests are now subsumed within the Yura Agreement described in note 8 above, whereby Zoro can earn up to a 75% indirect interest in the 7,200 hectare Yura District.

By resolutions dated October 16, 2010, the Board of Directors authorized the release and dropping of the Costa Rica and Rio Sur concessions in Chile. These properties, which were and are not material to the Company, in the aggregate covered 3,100 hectares (7,637 acres).

Recommended Exploration Programs and Budgets

 Don Beno Project

 Our QP geologist, Mr. John Hiner, sees no reason to continue exploration at Don Beno for a porphyry copper target. To accurately evaluate any targets developed during geologic, geochemical, or geophysical programs, core drilling is recommended and the utilization of RC drilling is specifically not advised. To compile sufficient information to evaluate the property’s potential to host an IOCG deposit and to adequately guide a drilling program, a detailed mapping and sampling program is recommended.  Additional IP/Resistivity studies should be supplanted with the following geophysical and geologic tools:

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

Proposed Budget Phase 1
Activity	Description	Total
Geology
Geologic Mapping	60days @ $700/day	$42,500
Structural Analysis	10days @ $700/day	$7,000
Landsat Imagery & thematic analysis	Est. $25,000	$25,000

Geochemistry
Rock chip sampling	45 days @ $500/day	$22,500
Rock chip analyses	15 smpls/day x 45 x $35	$23,625

Geophysical Surveys
Aeromagnetic Survey	15 days est. $35,000	35,000
Radiometrics Survey	Est. $50,000	$50,000
Ground magnetometry+report	20 days @ $ 700/day	$14,000
SubTotal		$219,625
Contingency @ 10%		21,962
Phase 1 Total		$241,587

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Proposed Budget Phase 2
Activity	Description	Total
Drill Program
Drill Mobilization Costs		$25,000
Core Drilling	$3000 m’s x 100/m	$300,000

Geological & supervision	35 days @ $700	$24,500
Analyses – rock	1500 samples at $35/sample	$52,500

Support
Misc. supplies & materials	Estimate	$5,000
Food & Lodging, 2 personnel	Estimate 60 days @ $300/day	$18,000
Vehicles	Estimate 70 days @ $200/day	$14,000
	Subtotal	$439,000
Contingency @ 10%		$43,900
Total		$482,900

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Effective March 31, 2011, through its subsidiary Sociedad Zoro Chile, Limitada, we entered into a binding letter of intent (the “LOI”) with Llanos de Caldera, S.A. Cerrada (“LDC”), a privately-held Chilean corporation, whereby LDC can earn an undivided 70% interest in our Escondida precious metals project located near Copiapo, Chile, and following which our Company and LDS will form a joint venture to govern operations at Escondida, as follows:

1.
Earn-In Requirement. To earn the 70% interest, LDC must commence, pay for and complete qualifying Earn-In Expenditures totaling at least five hundred thousand dollars (US$500,000) within one (1) year of the date of the LOI (“Earn-In Term”). Earn-In Expenditures are defined as all the costs and expenses to complete an initial exploration, drilling, sampling and metallurgical testing program as set forth in the LOI (the “Initial Exploration Program”), and include, in addition, all tax payments and related costs of maintaining the mineral titles to Escondida during the Earn-In Term (“Holding Costs”) and payments for overhead expenses. Harold Gardner, a director of our Company and a principal within LDC, shall have oversight responsibility for the Initial Exploration Program, and LDC shall be the operator under the LOI.

2.
Declaration of Earn-In. At any time prior to or at the end of the Earn-In Term, LDC can elect to give notice in writing to the Company that it has completed the Initial Exploration Program and has successfully incurred the Earn-in Expenditures for Escondida (the “Earn-In”). At such time, to the extent not previously done, LDC shall furnish our Company with copies of all reports, information and data developed during the Initial Exploration Program, and satisfactory evidence of the incurrence and payment of the Earn-In Expenditures, which our Company shall reasonably accept, and LDC shall be deemed to have earned an undivided 70% interest in Escondida. Upon reasonable request from LDC, our Company shall cause the transfer of this 70% interest to LDC, or, alternatively, 100% of the property to the Joint Venture described below.

3.
Joint Venture and Joint Operating Agreement. At the time that Earn-In is achieved, the parties will form a Joint Venture and finalize and execute a Joint Operating Agreement (“JOA”) to govern their interests in Escondida, whereby LDC will be the Operator, and the parties shall fund their respective shares of expenses going forward.

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Phase 1 Proposed Budget
Activity	Description	Total
Geology
Geologic Mapping	60days @ $700/day	$42,000
Aerial photography detailed mapping	15days@$700/day	$10,500
Landsite & thematic imagery analysis	Acq., analysis	$32,500
Geochemistry
collection	2geos-120days@ $500	$60,000
analysis	1500smpls@$50ea	$75,000
Trenching & Roads
Trenching	30days@$125/hr	$30,000
Roads	30days@$125/hr	$30,000
Bulk Sample
Collection	500kg est	$2,500
Analysis	Mult testwork est	$15,000
Logistics
Vehicles	Assume 3, 1500/mo*3	$13,500
Food & Lodging	90days, 2geos, $125/day	$22,500
Field Supplies	Estimate	$5,500
Office- report & target defin.	15days@$700/day	$10,500
Subtotal		$349,500
10%contingency		$34,950
Phase 1 total		$384,450

Phase 2 Proposed Budget
Activity	Description	Total
Drill Program
Drill Mobilization Costs		$25,000
Core Drilling	$5000 m’s x 100/m	$500,000

Geological & supervision	60 days @ $700	$42,000
Analyses – rock	2,500 samples at $35/sample	$87,500

Support
Misc. supplies & materials	Estimate	$5,000
Food & Lodging, 2 personnel	Estimate 60 days @ $300/day	$18,000
Vehicles	Estimate 70 days @ $200/day	$14,000
	Subtotal	$691,500
Contingency @ 10%		$69,150
Total		$760,650

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three and six month periods ended October 31, 2011 and October 31, 2010, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

The following table sets forth selected financial information for the periods indicated.

	For the Three months Ended October 31, 2011	For the Three months Ended October 31, 2010 (Revised Note 10)	For the Six months Ended October 31, 2011	For the Six months Ended October 31, 2010 (Revised Note 10)	Cumulative since inception to October 31, 2011
	$	$	$	$	$
Expenses
Bad Debt	-	-	-	-	136,250
Depreciation	14,238	14,660	28,476	29,459	343,324
Donated services	-	-	-	-	-
Filing and transfer agent fees	7,334	8,503	8,753	10,106	63,331
Impairment of mineral property costs	-	-	-	-	-
Interest expense	20,475	42,570	39,624	64,465	330,642
Investor relations	2,430	112,631	15,674	116,131	388,165
Management and administration fees	90,137	155,542	188,387	303,007	2,560,522
Mineral exploration costs	145,447	79,050	219,641	218,153	5,600,593
Office and general	7,006	79,677	27,990	87,236	757,356
Professional fees	44,912	26,790	80,780	64,509	729,230
Stock Based Compensation	450,000	-	450,000	-	450,000
	(781,979)	(519,423)	(1,059,325)	(893,066)	(22,141,113)
Other income
Federal income tax recovery	-	-	-	-	216,208
Gain on sale of fixed assets	-	-	-	-	23,891
Derivative Gain (Loss)	(11,447)	-	(9,415)	881	103
Extinguishment Loss on Debt Modification	-	-	-	-	(126,875)
Gain on settlement of debt	-	-	-	-	82,147
Interest income	-	-	-	-	68,046
Net loss	(793,426)	(519,423)	(1,068,740)	(892,185)	(21,877,593)

Three month period ended October 31, 2011 Compared to Three month period ended October 31, 2010.

During the three month periods ended October 31, 2011 and 2010, we did not generate any revenue.

During the three month period ended October 31, 2011, we incurred expenses of $781,979 compared to $519,423 incurred during the three month period ended October 31, 2010 (an increase of $262,556). These expenses incurred during the three month period ended October 31, 2011 and October 31, 2010 consisted of: (i) depreciation of $14,238 (2010: $14,660); (ii) filing and transfer agent fees of $7,334 (2010: $8,503); (iii) management and administration fees of $90,137 (2010: $155,542); (iv) mineral exploration costs of $145,447 (2010: $79,050); (v) office and general of $7,006 (2010: $79,677); (vi) professional fees of $44,912 (2010: $26,790); (vii) interest expense of $20,475 (2010: $42,570); (viii) investor relations of $2,430 (2010: $112,631) and (ix) stock based compensation of $450,000 (2010: $nil).  Total expenses incurred during the three month period ended October 31, 2011 increased compared to the three month period ended October 31, 2010 primarily due to higher mineral explorations costs professional fees and stock based compensation in 2011.

Our net loss for the three month period ended October 31, 2011 was $793,426 compared to a net loss of $519,423 during the three month period ended October 31, 2010 (an increase of $274,003).  Our net loss during the three month period ended October 31, 2011 was $0.02 per share compared to a net loss $0.02 per share during the three month period ended October 31, 2010. The weighted average number of shares outstanding was 40,739,776 for the three month period ended October 31, 2011 compared to 28,445,014 for the three month period ended October 31, 2010.

Six month period ended October 31, 2011 Compared to Six month period ended October 31, 2010.

During the six month periods ended October 31, 2011 and 2010, we did not generate any revenue.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

During the six month period ended October 31, 2011, we incurred expenses of $1,059,325 compared to $893,066 incurred during the six month period ended October 31, 2010 (an increase of $166,259). These expenses incurred during the six month period ended October 31, 2011 and October 31, 2010 consisted of: (i) depreciation of $28,476 (2010: $29,459); (ii) filing and transfer agent fees of $8,753 (2010: $10,106); (iii) management and administration fees of $188,387 (2010: $303,007); (iv) mineral exploration costs of $219,641 (2010: $218,153); (v) office and general of $27,990 (2010: $87,236); (vi) professional fees of $80,780 (2010: $64,509); (vii) interest expense of $39,624 (2010: $64,465); (viii) investor relations of $15,674 (2010: $116,131) and (ix) stock based compensation of $450,000 (2010: $nil).  Total expenses incurred during the six month period ended October 31, 2011 increased compared to the six month period ended October 31, 2010 primarily due to higher stock based compensation in 2011.

Our net loss for the six month period ended October 31, 2011 was $1,068,740 compared to a net loss of $892,185 during the six month period ended October 31, 2010 (an increase of $176,555).  Our net loss during the six month period ended October 31, 2011 was $0.03 per share compared to a net loss $0.03 per share during the six month period ended October 31, 2010. The weighted average number of shares outstanding was 38,855,442 for the six month period ended October 31, 2011 compared to 28,423,275 for the six month period ended October 31, 2010.

 Liquidity and Capital Resources

 As at the six month period ended October 31, 2011, our current assets were $11,420 and our current liabilities were $1,946,267, which resulted in a working capital deficiency of $1,934,847. As at the six month period ended October 31, 2011, current assets were comprised of $4,912 in cash and $6,508 in other receivables and prepaid expenses. As at the six month period ended October 31, 2011, current liabilities were comprised of: (i) $794,596 in accounts payable and accrued liabilities; (ii) $654,311 in capital stock payable; (iii) $274,648 due to related parties; (iv) $22,712 in promissory notes payable and (v) $200,000 in convertible notes.

As at the six month period ended October 31, 2011, our total assets were $64,508 comprised of: (i) $11,420 in current assets; (ii) $53,080 in equipment and (iii) $8 in mineral properties, compared to total assets of $171,137 as at our year ended April 30, 2011. The decrease in total assets during the six month period ended October 31, 2011 was primarily due to a decrease in cash and depreciation of equipment.

As at the six month period ended October 31, 2011, our current and total liabilities were $1,946,267 compared to total liabilities of $1,941,215 as of our fiscal year ended April 30, 2011.  The increase in liabilities during the six month period ended October 31, 2011 resulted from increased amounts due to related parties.

Stockholders’ deficit increased to $1,881,759 as at October 31, 2011 from $1,770,078 as at our year ended April 30, 2011.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended October 31, 2011, net cash flows used in operating activities was $76,249, consisting of a net loss of $1,068,740, adjusted by $28,475 for depreciation, $12,146 for amortization of debt discount, and ($9,415) for adjustment of fair value of compound embedded derivative.  Net cash flows used in operating activities was further changed by an increase in other receivables and prepaid expenses of $1,905, an increase in amounts due to related parties of $482,412, and an increase in accounts payable and accrued liabilities of $8,138.

For the six month period ended October 31, 2010, net cash flows used in operating activities was $89,822 consisting of a net loss of $892,185, adjusted by $29,459 in depreciation and $9,751 in accretion of interest on convertible notes.  Net cash flows used in operating activities was further changed by an increase of $3,064 in other receivables and prepaid expenses, an increase in amounts due to related parties of $309,292 and an increase in accounts payable and accrued liabilities of $414,473.

Cash Flows from Investing Activities

We did not have any cash flows from investing activities for the six month period ended October 31, 2011 or for the six month period ended October 31, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the six month period ended October 31, 2011, net cash flows provided from financing activities was $nil compared to $61,100 for the six month period ended October 31, 2010.  Cash flows from financing activities for the six month period ended October 31, 2010 consisted of $61,100 from the issuance of promissory notes.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities, debt instruments, and related party loans or advances. Our working capital requirements are expected to increase in line with the growth of our business.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

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

At October 31, 2011, we had cash of $4,912 and a working capital deficit of $1,934,847.  During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months.  Management anticipates that further advances and debt instruments, and equity private placements will be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity to third parties, and debt instruments from related and non-related parties.

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

 Related Party Arrangements

We participate in a cost sharing arrangement with several other public companies.  Pacific Copper Corp. (with two directors in common with us) and Pan American Lithium Corp. (one director and three officers in common) who indirectly share South American operating offices, and in Arizona also with Titan Iron Ore Corp. The expenditures relate to shared exploration staging and administration in similar operating areas of Chile and Peru including shared site offices in each country, and in the United States. During the fiscal year ended April 30, 2009, a total of $430,000 was advanced to us from Pacific Copper Corp. by way of demand promissory notes.  This amount is unsecured, bears no interest and is repayable on demand. As at October 31, 2011, $50,730 remains outstanding to Pacific Copper Corp.

During the six months ended October 31, 2011, we incurred a total of $149,823 (six months ended October 31, 2010 - $117,711) to a private Chilean company that provides exploration services to us in Chile via operator agreement, which company has a director in common with us.  An aggregate of $441 was owing there under at October 31, 2011 (April 30, 2011 - $139,754).

On August 29, 2011, we entered into certain Restricted Stock Agreements with our directors and officers under our 2008 Stock Incentive Plan whereby we issued an aggregate of 5,000,000 shares valued at $450,000 based on a closing price of $0.09 at the time of the agreements.  Pursuant to the Restricted Stock Agreements, Mr. Andrew Brodkey received 2,000,000 shares, Mr. David Hackman received 2,000,000 shares, Mr. Frank Garcia received 500,000 shares and Ms. Jodi Henderson received 500,000 shares.  A copy of the form of Restricted Stock Agreement is attached hereto as Exhibit 10.19.

Effective October 5, 2011, we entered into Settlement Agreements with respect to outstanding debts owed to certain creditors, which debts consisted of outstanding convertible notes, advances, promissory notes, services, accrued interest and other amounts aggregating $1,090,737.  Pursuant to the Settlement Agreements: (i) Mr. Andrew Brodkey, our former President, CEO and director, converted $151,378 of services rendered to us at for a total of 908,087 shares; (ii) Harold Gardner, who is our current President, CEO and a director, converted $507,723 owed to Pro Business Trust, which is beneficially owned by Mr. Gardner, and $289,136 owed to Gareste Limitada, which is 50% owned by Mr. Gardner and such debt was assigned to Mr. Gardner, for cash advanced to us, services rendered to us and third party payments on our behalf  for a total of 4,780,198 shares; and (iii) David Hackman, who is one of our directors, converted $142,500 owed to Sage Associates, Inc., which is beneficially owned by Mr. Hackman, for services rendered to us  for a total of 854,829 shares.  On October 5, 2011 the share price was $0.10 resulting in a gain of $436,425 recorded in additional pain in capital. A copy of the form of Settlement Agreement is attached hereto as Exhibit 10.20.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

$42,500 Convertible Note

On February 14, 2011, the Company for consideration received issued to a third-party a $42,500 8% convertible note with a term to November 16, 2011 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning six months after the issuance date, at the holder’s option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the closing, (iii) 140% if prepaid 91 days following the closing through 120 days following the closing, (iv) 150% if prepaid 121 days following the closing through 180 days following the closing, and (v) 175% if prepaid 181 days following the closing through the maturity date. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest (the “default put”). During the six months ended October 31, 2011, the convertible note was converted into 1,067,312 shares of the Company’s common stock.

Promissory Notes

During the year ended April 30, 2010, the Company borrowed $20,000 at 8% interest from an unrelated party. At October 31, 2011, the balance owing including interest was $22,712 (April 30, 2010: $21,997).

Lease Agreement Guarantor

We have guaranteed the remaining lease term at previous premises previously occupied in Tucson.  The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a previously related party lessee (a company which had two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson office until the end of the lease term through October 31, 2011 or as amended or renewed.  As at April 30, 2010, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and the lessee subsequently moved offices. The potential liability, if any, as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is presently not determinable, and the Company has not been advised of the results, if any of negotiations by the lessee to settle this potential liability with the landlord.

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

The Company has entered into an agreement dated October 11, 2011 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will issue 200,000 shares of its commons stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant.  The shares were not issued as at October 31, 2011 due to a delay in starting the program.

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

On June 7, 2011, the Company entered into an exclusive contract with a different vendor, terminable on two month’s notice, to provide financing and share placement efforts with the goal of raising equity funding for the Company. In consideration the Company agreed to pay the vendor a retainer fee of $12,500, a monthly retainer of $7,000, plus 10% of the aggregate gross proceeds of any financing secured by the vendor. In addition, the Company agreed to issue the vendor share purchase warrants equal to 10% of the securities sold in such financing, on the same terms as the financing.  On October 1, 2011, the Company provided notice of termination of this agreement to the vendor.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Property Acquisition Agreements

On September 23, 2009, the Company entered into a Mineral Assets Option Agreement (the “Option”) with Sociedad Gareste Limitada (“Gareste”) and other vendors, for the proposed acquisition by Zoro of the Piedra Parada and Fritis precious metals projects located in Chile’s Atacama Region III.  Harold Gardner, an officer and Director of the Company, is co-managing partner of Gareste.  Effective December 2, 2009, the Company exercised the Option and completed the acquisition of a 100% legal and beneficial interest in and to the Piedra Parada Project and the Fritis Project.  Under the Option, the Company (i) issued 19,400,000 restricted shares of its common stock to the vending parties; (ii) agreed to pay or cause to be paid all underlying regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing; and (iii) granted to Gareste a 2% net smelter return (“NSR”) royalty on the proceeds of any production from each of the Piedra Parada and Fritis properties, capped at $6,000,000 at each property, one-half of which at each property can be repurchased by the Company at any time before commencement of any production at that property for the sum of $2,000,000.

The Company entered into an Asset Purchase Agreement (the “Fortuna Agreement”) dated February 22, 2010, with two vending parties to acquire a 100% interest in three property mineral exploration concessions covering approximately 1,500 hectares as an extension to the Company’s existing Yura gold prospect located 30 kilometers west of Arequipa, Peru (the “Fortuna Properties”). The Fortuna Properties target precious metals and are comprised of three concessions that are accessible year round via paved highway and improved roads. Harold Gardner, an officer and director of the Company, is an indirect minority shareholder of one of the vending parties.  Subject to final due diligence, the lifting of the Cease Trade Order (which occurred on October 21, 2010), and other customary closing conditions, the Company planned to (i) issue 6,000,000 restricted shares of its common stock to the Vending Parties; (ii) pay to the Vending Parties $100,000 prior to the closing of the acquisition, $125,000 at the closing date, and $100,000 six months from the closing date; and (iii) grant to the Vending Parties, a 2.5% net smelter return (“NSR”) royalty on the proceeds of any production from the Fortuna Properties capped at $20,000,000, 1.5% of which can be repurchased by the Company at any time before commencement of any production for the sum of $8,000,000. The NSR also called for an advance minimum yearly payment of $100,000 to the Vending Parties, which amounts are credited against any royalties ultimately payable.  This Fortuna Agreement was never closed and the Fortuna Properties were folded into the Yura Agreement described below.

On October 4, 2011 the Company announced that it had entered into a binding Letter of Intent with various parties (the “Yura Agreement”), to earn up to a 75% indirect interest in the consolidated Yura Mining District (roughly 7,200 hectares), located approximately 30 km west of Arequipa, Peru. The Company has also entered into an agreement with Minex Ventures II, LLC (“Minex”), a privately-held US based limited liability company, to compensate Minex for consideration furnished to or on behalf of the Company for both pre-existing and future obligations owed by the Company in the Yura District (“Minex Agreement”).

The Company’s holdings (the “Zoro Properties”) in the Yura District consisted of over 2,100 hectares of exploration concessions acquired in 2007 by Zoro Peru S.A.C. (“Zoro Peru”), the Company’s 99%-owned subsidiary, in exchange for shares of our common stock.

The Yura Agreement in principal part provides for the following:

•
All of the rights, titles and interests to the Zoro Properties, Fortuna Properties, and related assets, and the balance of the properties in the Yura District, are being conveyed to Formacion Yura Exploracion S.A.C. (“Yura Exploracion”)

•	To earn an undivided 50% indirect interest in the Yura District, Zoro has the responsibility under the Yura Agreement to complete a minimum $5.0 million exploration program within 30 months

•
Provided that the exploration program produces a minimum 600,000 ounce gold measured and indicated resource estimate at Yura, the Company has the option to purchase an additional undivided 25% indirect interest in the Yura District for a minimum of $30 million

•	The Minex Agreement recognizes the contributions of Minex and consideration furnished to the Company, and provides the following key terms:

•
Minex has contributed or has caused to be contributed US$3.0 million for exploration, and concession and permitting maintenance expenses, and related overhead at the Zoro Properties, and has absolved the Company from the monies otherwise payable to the Fortuna Vendors

•
 Minex has caused the shareholders of Yura Exploracion to contribute to Yura Exploracionthe balance of the concessions comprising the main geological features of interest in the Yura District, which in total consists of approximately 7,200 hectares

•	Minex has agreed to use its best efforts to raise an additional $1.2 million for the Company, to fund the first phase exploration programs on the consolidated property

•	The Company has agreed to issue 18 million shares of its common stock to Minex, and Minex shall have the right to appoint two members to the Company’s Board of Directors

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Investor Relations Consulting Agreement

Effective on August 23, 2010, our Board of Directors authorized August 17, 2010 as the Commencement Date and effectiveness of activities under an Investor Relations Consulting Agreement with Bravo International Services (“Bravo”.)

Bravo’s services were to include, building our Company’s investment audience through the dissemination of corporate data packages, broker presentations, broker communications, mining analyst communications, attending trade shows and handling shareholder enquiries regarding the Company.  Under the Investor Relations Consulting Agreement, our Company is obligated to compensate Bravo $7,500 per month for nine (9) months from the Commencement Date and deliver Bravo Two Hundred Thousand (200,000) shares of the Company’s common stock.  On February 11, 2011, the Company terminated the Bravo contract for cause and has since commenced an arbitration under the rules of the American Arbitration Association against Bravo for breach of contract and fiduciary duties.

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

Going Concern

The independent auditors’ report accompanying our April 30, 2011 and 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Recent Accounting Pronouncements

In April 2011, the FASB issued an update to the accounting standards to provide additional guidance to assist creditors in determining whether a restructuring is a troubled debt restructuring (“TDR”).  The provisions of this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring the impairment of newly identified receivables as a result of applying this guidance, an entity should apply the provisions prospectively for the first interim or annual period beginning on or after June 15, 2011.  The information required to be disclosed regarding TDRs within the new credit quality disclosures will now be required for interim and annual periods beginning on or after June 15, 2011 as well.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations; however, it increased the amount of disclosures in the notes to the consolidated financial statements

In May 2011, the FASB issued an update to the accounting standards for amendments to achieve common fair value measurements and disclosure requirements in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This update, which is a joint effort between the FASB and the International Accounting Standards Board (“IASB”), amends existing fair value measurement guidance to converge the fair value measurement guidance in U.S. GAAP and IFRS. This update clarifies the application of existing fair value measurement requirements, changes certain principles in existing guidance and requires additional fair value disclosures. The update permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met, increases disclosure surrounding company determined market prices (Level 3) financial instruments, and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the financial statements, but are included in disclosures at fair value.   This update is effective for interim and annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

In June 2011, the FASB issued an update to the accounting standards relating to the presentation of comprehensive income.  This update amends current accounting standards to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the update requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. This update is effective for interim and annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

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

As of October 31, 2011, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as at our year ended April 30, 2011, as disclosed is our Annual Report on Form 10-K for our fiscal year ended April 30, 2011, which may be considered to be material weaknesses and which had not been resolved as of October 31, 2011.

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended October 31, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2011, we issued in aggregate of 5,000,000 shares of our common stock to four of our officers and/or directors under our 2008 Stock Incentive Plan valued at $450,000 based on a closing price of $0.09 per share at the time of the restricted stock agreements.  We believe that the issuances are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the offer and sale of securities did not involve a public offering.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds - continued

On November 3, 2011, we issued 6,543,114 shares of our common stock to three individuals, which are related parties, pursuant to Settlement Agreements with respect to the conversion of outstanding debts owed to such related parties in the aggregate amount of $1,090,737 at a price of $0.10 per share.  We believe that the issuances are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the offer and sale of securities did not involve a public offering.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 (Removed and Reserved).

Not applicable.

Item 5.                 Other Information

On August 29, 2011, we issued in aggregate of 5,000,000 shares of our common stock to four of our officers and/or directors under our 2008 Stock Incentive Plan valued at $450,000 based on a closing price of $0.09 per share at the time of the restricted stock agreements.

On November 3, 2011, we issued 6,543,114 shares of our common stock to three individuals, which are related parties, pursuant to Settlement Agreements with respect to the conversion of outstanding debts owed to such related parties in the aggregate amount of $1,090,737 at a price of $0.10 per share.

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

10.2	Asset Purchase Agreement dated February 22, 2010 between Zoro Mining Corp. and South American Inmobilaria S.A.C. and Donald Le Roy Stiles (5)
10.3	Binding Letter of Intent for Participation in the Escondida Project dated March 31, 2011(6)
10.4	Settlement Agreement between the Company and Andrew Brodkey, dated August 15, 2009(8)
10.5	Settlement Agreement between the Company and Harold Gardner, dated August 15, 2009(8)
10.6	Settlement Agreement between the Company and Harold Gardner, dated August 15, 2009(8)
10.7	Settlement Agreement between the Company and Sage Associates Inc., dated August 15, 2009(8)
10.8	Settlement Agreement between the Company and Pro Business Trust, dated August 15, 2009(8)

10.9	Debt Assignment Agreement among the Company, Gareste Limitada, and Harold Gardner, dated August 17, 2009(8)
10.10
Mineral Property Acquisition Agreement, dated for reference as fully executed on April 12, 2007, as entered into as entered between Zoro Mining Corp. and each of Eduardo Esteffan M., Fresia Sepulveda H., Eduardo Esteffan S., Gretchen Esteffan S., Claudio Esteffan S. and Integrity Capital Group, LLC (7)

10.11	Corporate Support Agreement between the Company and Sweetwater Capital Corp., dated May 1, 2007(8)
10.12	Convertible Note in the principal amount of $200,000, dated November 7, 2008(8)
10.13	Promissory Note between the Company and Sweetwater Capital, dated September 12, 2008(8)
10.14	Promissory Note between the Company and Woodburn Holdings Ltd., dated October 2, 2009(8)
10.15	Promissory Note from the Company to 1218716 Alberta Ltd., dated September 16, 2009(8)
10.16	Promissory Note between the Company and WestPeak Ventures of Canada Ltd., dated September 17, 2008(8)
10.17	Promissory Note between the Company and Timothy Brock., dated November 28, 2008(8)
10.18	Advisory Services Agreement between the Company and Viewpoint Securities, LLC, dated January 8, 2010(8)
10.19	Form of Restricted Stock Agreement, dated August 29, 2011*
10.20	Form of Settlement Agreement, dated October 11, 2011*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Securities Exchange Act.*
*	Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on August 10, 2005.
(2)	Incorporated by reference from Form 8-A Registration Statement filed with the SEC on April 5, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2009.
(4)	Incorporated by reference from Form 8-K/A filed with the SEC on October 19, 2009.
(5)	Incorporated by reference from Form 8-K filed with the SEC on February 26, 2010.
(6)	Incorporated by reference from Form 8-K filed with the SEC on April 6, 2011.
(7)	Incorporated by reference from Form 8-K filed with the SEC on April 16, 2007.
(8)	Incorporated by reference from Form 10-K filed with the SEC on August 17, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORO MINING CORP.

By:	/s/ Harold Gardner
Harold Gardner
Interim Chief Executive Officer, President and a director

Date: December 20, 2011

By:	/s/ Frank Garcia
Frank Garcia
Chief Financial Officer

Date: December 20, 2011