Form 10-Q/A
period 2011-10-31
Zoro Mining Corp.
filed 2011-12-22
CIK 1329484

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Zoro Mining Corp.’s Quarterly Report on Form 10-Q for the period ended October 31, 2011, filed with the Securities and Exchange Commission on December 22, 2011, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

10.11	Corporate Support Agreement between the Company and Sweetwater Capital Corp., dated May 1, 2007(8)
10.12	Convertible Note in the principal amount of $200,000, dated November 7, 2008(8)
10.13	Promissory Note between the Company and Sweetwater Capital, dated September 12, 2008(8)
10.14	Promissory Note between the Company and Woodburn Holdings Ltd., dated October 2, 2009(8)
10.15	Promissory Note from the Company to 1218716 Alberta Ltd., dated September 16, 2009(8)
10.16	Promissory Note between the Company and WestPeak Ventures of Canada Ltd., dated September 17, 2008(8)
10.17	Promissory Note between the Company and Timothy Brock., dated November 28, 2008(8)
10.18	Advisory Services Agreement between the Company and Viewpoint Securities, LLC, dated January 8, 2010(8)
10.19	Form of Restricted Stock Agreement, dated August 29, 2011*
10.20	Form of Settlement Agreement, dated October 11, 2011*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Securities Exchange Act.*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
*	Previously Filed
**	Filed herewith
(1)	Incorporated by reference from Form SB-2 filed with the SEC on August 10, 2005.
(2)	Incorporated by reference from Form 8-A Registration Statement filed with the SEC on April 5, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2009.
(4)	Incorporated by reference from Form 8-K/A filed with the SEC on October 19, 2009.
(5)	Incorporated by reference from Form 8-K filed with the SEC on February 26, 2010.
(6)	Incorporated by reference from Form 8-K filed with the SEC on April 6, 2011.
(7)	Incorporated by reference from Form 8-K filed with the SEC on April 16, 2007.
(8)	Incorporated by reference from Form 10-K filed with the SEC on August 17, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORO MINING CORP.

By:	/s/ Harold Gardner
Harold Gardner
Interim Chief Executive Officer, President and a director

Date: December 22, 2011

By:	/s/ Frank Garcia
Frank Garcia
Chief Financial Officer

Date: December 22, 2011