Form 10-Q
period 2012-01-31
Zoro Mining Corp.
filed 2012-03-21
CIK 1329484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  57,548,200 shares of common stock as of March 8, 2012.

ZORO MINING CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
January 31, 2012

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

Part I

Item 1.         Financial Statements

The following unaudited interim financial statements of Zoro Mining Corp. are included in this quarterly report on Form 10-Q:

Page
Interim Consolidated Balance Sheets as at January 31, 2012 (unaudited) and April 30, 2011 (audited)	4

Interim Consolidated Statements of Operations and Comprehensive Loss for the three and nine months periods ended January 31, 2012 and January 31, 2011 and for the period from inception (April 20, 2004) to January 31, 2012	5

Interim Consolidated Statements of Cash Flows for the nine months ended January 31, 2012 and January 31, 2011 and for the period from inception (April 20, 2004) to January 31, 2012	6

Interim Consolidated Statement of Stockholders’ Equity and Deficiency for the period from inception (April 20, 2004) to January 31, 2012	7 - 8

Condensed Notes to the Interim Consolidated Financial Statements	9

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets as at January 31, 2012 (unaudited) and April 30, 2011 (audited)
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

	January 31, 2012 $	April 30, 2011 $

CURRENT ASSETS
Cash	282,860	81,161
Other receivables and pre paid expenses	6,460	8,413

Total Current Assets	289,320	89,574

EQUIPMENT (Note 4)	38,841	81,555
MINERAL PROPERTIES	8	8

TOTAL ASSETS	328,169	171,137

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable and accrued liabilities	774,655	805,637
Promissory notes payable (Note 6)	23,057	21,997
Liabilities payable in capital stock (Note 8)	1,600,000	-
Convertible Notes (Note 6)	200,000	201,691
Derivative Financial Instruments (Note 6)	0	47,382
Due to related parties (Note 5)	191,681	864,508

Total Current Liabilities	2,789,393	1,941,215

Total Liabilities	2,789,393	1,941,215

Stockholders’ Deficiency

Capital stock (Note 7) 180,000,000 common shares authorized, $0.00001 par value
57,448,200 shares issued and outstanding (April 30, 2011 – 36,971,108)	1,399	1,195
Additional paid-in capital	21,782,227	19,003,080
Subscriptions received	35,000	-
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(24,314,350)	(20,808,853)

Total Stockholders’ Deficiency	(2,461,224)	(1,770,078)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	328,169	171,137
GOING CONCERN   (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 8)
RELATED PARTY TRANSACTIONS (Note 5)
SUBSEQUENT EVENTS (NOTE 11)

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and comprehensive loss for the three and nine months ended January 31, 2012 and January 31, 2011 and for the period from inception (April 20, 2004) to January 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

	For the Three months Ended January 31, 2012	For the Three months Ended January 31, 2011 (Note 10)	For the Nine months Ended January 31, 2012	For the Nine months Ended January 31, 2011 (Note 10)	Cumulative since inception to January 31, 2012
	$	$	$	$	$
Expenses
Bad Debt	-	-	-	-	136,250
Depreciation	14,238	14,537	42,714	43,996	357,562
Donated services	-	-	-	-	25,500
Filing and transfer agent fees	6,366	3,151	15,119	13,257	69,697
Impairment of mineral property costs	-	-	-	-	10,756,200
Interest expense	12,998	28,961	52,622	93,426	343,640
Investor relations	4,526	122,499	20,200	238,630	392,691
Management and administration fees	315,441	140,472	503,828	443,479	2,875,963
Mineral exploration costs (Note 3)	2,000,466	98,540	2,220,107	316,693	7,601,059
Office and general	13,603	23,632	41,593	110,868	770,959
Professional fees	69,119	5,576	149,899	70,085	798,349
Salaries and consulting fees	-	-	450,000	-	450,000

	(2,436,757)	(437,368)	(3,496,082)	(1,330,434)	(24,577,870)
Other income
Federal income tax recovery	-	-	-	-	216,208
Gain on sale of fixed assets	-	-	-	-	23,891
Derivative Gain (Loss) (Note 6)	-	-	(9,415)	881	103
Extinguishment Loss on Debt Modification	-	-	-	-	(126,875)
Gain on Debt Settlement	-	-	-	-	82,147
Interest income	-	-	-	-	68,046

Net loss and comprehensive loss	(2,436,757)	(437,368)	(3,505,497)	(1,329,553)	(24,314,350)

Basic and diluted loss per common share	(0.05)	(0.02)	(0.08)	(0.05)

Weighted average number of common shares outstanding - basic and diluted	53,614,761	28,651,536	43,775,215	28,499,362

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows for the nine months ended January 31, 2012 and January 31, 2011 and for the period from inception (April 20, 2004) to January 31, 2012
Amounts Expressed in U.S. dollars
(Unaudited - Prepared by Management)

	For the Nine Months Ended January 31, 2012 $	For the Nine Months Ended January 31, 2011 $ (Revised Note 10)	From April 20, 2004 (Date of Inception) to January 31, 2012 $
Cash Flows Used In Operating Activities

Net loss	(3,505,497)	(1,329,553)	(24,314,350)
Adjustments to reconcile net loss to cash used in operating activities:
Federal income tax recovery	-	-	(216,208)
Extinguishment loss on debt modification	-	-	126,875
Adjustment to fair value of derivative instruments	9,415	(881)	(103)
Amortization of debt discount	12,146	-	13,838
Depreciation	42,714	43,996	357,562
Non-cash management fees	-	143,582	429,293
Accrued interest income	-	-	(11,250)
Shares issued for services	450,000	-	450,000
Gain on sale of fixed assets	-	-	(23,891)
Accretion of interest on convertible note	-	6,726	32,121
Bad debt	-	-	136,250
Impairment of mineral properties	-	-	10,756,200
Gain on debt settlement	-	-	(82,147)
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in operating assets and liabilities:
Decrease (increase) in other receivables and prepaid expenses	1,953	(6,750)	(6,460)
Increase in due to related parties	417,909	464,592	3,461,345
Increase (decrease) in accounts payable and accrued liabilities	1,570,078	566,793	3,016,616

Net Cash Used in Operating Activities	(1,001,282)	(111,495)	(5,839,809)

Cash Flows Used In Investing Activities
Purchase of equipment	-	-	(518,513)
Proceeds from Sale of Equipment	-	-	146,000
Loan receivable	-	-	(125,000)

Net Cash Used In Investing Activities	-	-	(497,513)

Cash Flows From Financing Activities
Promissory note payable	-	84,874	927,611
Convertible note	-	-	242,500
Proceeds from common stock issuances and subscriptions	1,202,981	-	5,450,071

Net Cash From Financing Activities	1,202,981	84,874	6,620,182

Increase (Decrease) in Cash	201,699	(26,621)	282,860

Cash – Beginning	81,161	34,790	–

Cash – Ending	282,860	8,169	282,860

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–
Shares issued for services	450,000	143,332	–

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statement of Stockholders’ Equity and Deficiency
From April 20, 2004 (Date of Inception) to January 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

			Additional Paid-in	Common Stock Subscrip-	Deficit Accumulated During the Exploration	Don- ated
	Common Stock		Capital	tions	Stage	Capital	Total
	#	$	$	$	$	$	$
Balance – April 20, 2004 (Date of Inception)	-	-	-	-	-	-	-
Issuance of common shares for cash at $.0002/share	7,200,000	1,440	(1,400)	(40)	-	-	-
Net loss for the period	-	-	-	-	(1,858)	-	(1,858)
Balance – April 30, 2004	7,200,000	1,440	(1,400)	(40)	(1,858)	-	(1,858)
Issuance of common shares for cash at $.0002/share	1,800,000	360	(350)	(10)	-	-	-
Share subscriptions received	-	-	-	40	-	-	40
Donated rent and services	-	-	-	-	-	10,500	10,500
Net loss for the year	-	-	-	-	(32,480)	-	(32,480)
Balance – April 30, 2005	9,000,000	1,800	(1,750)	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	-	-	-	10	-	-	10
Donated rent and services	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	(12,690)	-	(12,690)
Balance – April 30, 2006	9,000,000	1,800	(1,750)	-	(47,028)	22,500	(24,478)
Issuance of common shares for cash at $0.0544/share	1,822,500	364	100,886	-	-	-	101,250
Share subscriptions received	-	-	-	2,600,000	-	-	2,600,000
Donated rent and services	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	(220,450)	-	(220,450)
Balance – April 30, 2007	10,822,500	2,164	99,136	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit	157,514	32	3,765,908	(2,600,000)	-	-	1,165,940
Share cancellation	(6,642,500)	(1,328)	1,328	-	-	-	-
Fair value of warrants issued for mineral properties	-	-	840,000	-	-	-	840,000
Fair value of warrants issued for services	-	-	209,293	-	-	-	209,293
Net loss	-	-	-	-	(3,539,499)	-	(3,539,499)
Balance – April 30, 2008	4,337,514	868	4,915,665	-	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	-	-	-	120,000
Net loss	-	-	-	-	(3,391,459)	-	(3,391,459)
Balance – April 30, 2009	4,345,014	869	5,035,664	-	(7,198,436)	34,500	(2,127,403)

Interim Consolidated Statement of Stockholders’ Equity and Deficiency – continued

Shares issued in exchange for retirement of notes and other debt	4,366,522	45	1,746,563	-	-	-	1,746,608
Shares issued for private placement at $0.50 per unit	290,000	3	134,847	-	-	-	134,850
Shares issued for mineral properties at $.50	19,400,000	193	9,699,807	-	-	-	9,700,000
Net loss	-	-	-	-	(11,617,028)	-	(11,617,028)
Balance – April 30, 2010	28,401,536	1,110	16,616,881	-	(18,815,464)	34,500	(2,162,973
Issuance of common shares for services	250,000	2	99,998	-	-	-	100,000
Shares issued in exchange for retirement of notes and other debt	7,094,572	71	1,915,463	-	-	-	1,915,534
Loss on settlement of related party debt			(1,125)		-	-	(1,125)
Modification of convertible note	-	-	126,875	-	-	-	126,875
Shares issued for private placement at $0.20 per unit	1,225,000	12	244,988	-	-	-	245,000
Net loss	-	-	-	-	(1,993,389)	-	(1,993,389)
Balance – April 30, 2011	36,971,108	1,195	19,003,080		(20,808,853)	34,500	(1,770,078)
Convertible note converted to shares	1,067,312	11	70,623	-	-	-	70,634
Shares issued to officers as compensation	5,000,000	50	449,950	-	-	-	450,000
Gain on stock issued on related party debt settlements (Note 11)			436,425	-	-	-	436,425
Shares issued in exchange for retirement of notes and other debt	6,543,114	66	654,245		-	-	654,311
Shares issued for private placement at $0.15 per unit	7,866,666	77	1,167,904	-	-	-	1,167,981
Share subscriptions received				35,000			35,000
Net loss				-	(3,505,497)	-	(3,505,497)
Balance – January 31, 2012	57,448,200	1,399	21,782,227	35,000	(24,314,350)	34,500	(2,461,224)

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009 (refer to Note 1).

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January  31, 2012
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

Principles of Consolidation

The Company has incorporated two wholly-owned subsidiaries in each of Peru (Zoro Mining SAC, dba “Zoro Peru”) and Chile (Sociedad Zoro Chile Limitada, dba “Zoro Chile”) to beneficially hold property titles in each country.  These financial statements include the accounts of Zoro Mining Corp., and its wholly-owned subsidiaries Zoro Peru and Zoro Chile, (collectively the “Company”).  All intercompany transactions and balances have been eliminated upon consolidation.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and ultimately the attainment of profitable operations. As at January 31, 2012, the Company has accumulated losses of $24,314,350 since inception and has a working capital deficiency of $2,500,073. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In conjunction with the April 22, 2009 reverse share consolidation, the Company plans to finance its activities utilizing debt and equity instruments that should be more favorably received by the investment community due to the corporate restructuring. On August 17, 2009, April 26, 2011 and November 3, 2011 the Company settled some of its existing debts with equity in order to reduce current liabilities and improve the overall financial condition of the Company.  During the quarter ended January 31, 2012, the Company issued 7,866,666 shares of common stock under the first tranche of a private placement for gross proceeds of $1,180,000.

3.	Mineral Properties

	Nine months ended January 31, 2012	Nine months ended January 31, 2011
Chile
Drilling	$-	$-
Field supplies	3,544	3,325
Geological, mapping and survey	95,918	3,247
Property maintenance	2,481	2,333
Site administration	270,413	262,898
Travel	52,185	29,890
	424,541	301,693
Peru
Field supplies	16,677	-
Geological, mapping and survey	122,639	-
Property maintenance	67,302	-
Site administration	1,557,545	15,000
Travel	31,403	-
	1,795,566	15,000

Total	$2,220,107	$316,693

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

4.	Equipment

Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.

	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
	January 31,	January 31,	January 31,	April 30,
	2012	2012	2012	2011
North America
Computers	$7,020	$7,020	$-	$-
South America
Computers	3,315	3,299	16	17
Furniture	12,639	10,606	2,033	3,873
Exploration equipment	14,204	12,353	1,851	3,753
Vehicles	105,752	82,811	22,941	37,912
Earth moving equipment	159,999	147,999	12,000	36,000
	295,909	257,068	38,841	81,555

Total	$302,929	$264,088	$38,841	$81,555

5.      Related Party Transactions

During the nine months ended January 31, 2012, the Company incurred the following amounts to officers, directors, and other related parties to the Company.  All unpaid balances due to related parties are unsecured, and only cash advances may bear interest at stated rates of 8-10% per annum simple interest if formalized into promissory notes.

a)
incurred $67,500 (January 31, 2011: $67,500) to a director and officer of the Company for geological services rendered.  An aggregate of $6,250 (April 30, 2011: $105,000) was owed this director at January 31, 2012 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs;

b)
incurred to a director and officer of the Company $67,500 (January 31, 2011: $67,500) for management of South American exploration with such costs recorded as administrative costs.  An aggregate of $101,714 (April 30, 2011: $405,696) was owed to this director for unpaid fees and reimbursement of expenses;

c)
incurred to a former director and officer of the Company $90,217 (January 31, 2011: $106,033) for management services with respect to the administration of the Company.  An aggregate of $48,562 (April 30, 2011: $134,929) was owed to this officer at January 31, 2011 for unpaid services and reimbursement of expenses;

d)	paid an officer of the Company $17,993 (January 31, 2011: $30,850) for administrative services;
e)
the Company incurred a total of $177,333 (January 31, 2011: $190,875) to a private Chilean company with a director in common that provides exploration services to the Company in Chile, with such costs recorded as exploration costs in Chile, South America.  An aggregate of $15,232 (April 30, 2011: $139,754) was owing at January 31, 2012.

f)	paid an officer of the Company $19,237 (2011: $37,119) for accounting services;
g)
incurred to a company managed by an officer and director $22,500 (2011: $7,500) for administrative services. An aggregate of $19,923 (April 30, 2011: $Nil) was owed to this company at January 31, 2011 for unpaid services and unreimbursed expenses;

h)
issued 5,000,000 shares of common stock under restricted share agreements to various officers and directors: 2,000,000 shares were issued a director and officer; 2,000,000 shares were issued to a former officer and director; and 500,000 shares were issued each to two officers. (Note 7)

i)	gain on debt settlement in the amount of $436,425 included in additional paid in capital (see Note 7a)

Company participates in a cost sharing arrangement with another public company, Pacific Copper that has two directors in common with the Company and shares South American operating offices. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. During the year ended April 30, 2009 Pacific Copper loaned the Company $430,000 secured by non-interest bearing promissory notes of which $Nil was owing as at January 31, 2012 (April 30, 2011: $79,129).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

5.      Related Party Transactions - continued

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in lease payments from Pan American Lithium Corp. (Pan American) in connection with the Piedra Parada concessions. Pan American has one director and two officers in common with the Company. During the nine months ended January 31, 2012 the Company received payments totaling $22,000 (January 31, 2011: $18,000) from Pan American.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.	Convertible and Promissory Notes and Derivative Financial Instruments

Convertible Notes

The carrying values of the Company’s convertible notes consist of the following as of January 31, 2012 and April 30, 2011:

Convertible Notes	January 31, 2012	April 30, 2011
$200,000 face value convertible note due January 31, 2011	$(200,000)	$(200,000)
$ 42,500 face value convertible note due November 16, 2011	--	(1,691)
	$(200,000)	$(201,691)

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
January 31, 2012
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
January 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

6.	Convertible and Promissory Notes and Derivative Financial Instruments - continued

Promissory Note

During the year ended April 30, 2010, the Company borrowed $20,000 at 6% interest from an unrelated party. At January 31, 2012, the balance owing including interest was $23,057 (April 30, 2011: $21,997).

Derivative Financial Instruments

The carrying value of the compound embedded derivatives is on the balance sheet, with changes in the carrying value being recorded as derivative loss on the income statement. The components of the compound embedded derivatives as of January 31, 2012 and April 30, 2011 are as follows:

	January 31, 2012		April 30, 2011
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values	Indexed Shares	Fair Values
$200,000 face value convertible note due January 31, 2011	-	$-	-	$-
$ 42,500 face value convertible note due November 16, 2011	-	-	423,055	47,382
	-	$-	423,055	$47,382

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and nine months ended January 31, 2012 and 2011, respectively:

The financings giving rise to derivative financial instruments and the income effects:	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011
$200,000 face value convertible note due January 31, 2011	$-	$-
$ 42,500 face value convertible note due November 16, 2011	-	-
	-	-
Day-one derivative loss:
$ 42,500 face value convertible note due November 16, 2011	-	-

Total derivative gain (loss)	$-	$-

The financings giving rise to derivative financial instruments and the income effects:	Nine Months Ended January 31, 2012	Nine Months Ended January 31, 2011
$200,000 face value convertible note due January 31, 2011	$-	$881
$ 42,500 face value convertible note due November 16, 2011	(9,415)	-
	(9,415)	881
Day-one derivative loss:
$ 42,500 face value convertible note due November 16, 2011	-	-

Total derivative gain (loss)	$(9,415)	$881

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

7.	Capital Stock

a)	During the nine months ended January 31, 2012;

the Company issued 5,000,000 shares of the Company’s common stock under the Company’s 2008 Stock Incentive Plan to various officers and directors valued at $450,000 based on a closing price of $0.09 at the time of the agreements (Note 5(h));

the Company issued 1,067,312 shares of the Company’s common stock to the holder of a $42,500 convertible note who exercised the conversion right in four separate conversions. (Notes 6 and 9);

the Company issued 6,543,114 shares of the Company’s common stock to various officers and directors in exchange for retirement of debts owed by the Company in the aggregate amount of $1,090,736 and at a negotiated price of $0.1667 per share. At the time of the issuance the common shares of the Company were trading at $0.10 per share and at a market value of $654,311. Therefore, the Company recorded an unrealized gain Additional Paid in Capital of $436,425;

the Company issued 7,866,666 shares of the Company’s common stock under the first tranche of a private placement at a price of $0.15 per share for gross proceeds of $1,180,000. Each unit consists of one share of common stock and one half common stock share purchase warrant. The company paid a finders’ fee of $12, 020  in cash and issued 80,000 finders warrants.

The fair value of the finders’ warrants of $12,565 was determined using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 0.61%, expected dividend yield of 0%, annualized volatility of 182.41% and expected life of two years.

b)    Warrants:

Year ended April 30, 2011

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

Nine months ended January 31, 2012

On December 14, 2011and in connection with a private placement, the Company issued 3,933,333 warrants and 80,000 finders warrants to purchase common shares at a price of $0.15 until 24 months following the issue date.

The fair value of these warrants at the grant date was $617,803 and $12,565 respectively and was estimated using the Black Scholes option pricing model with an expected life of 2 years, a risk free interest rate of .061%, a dividend yield of 0% and an expected volatility of 182.41%.

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007	-	-	-
Granted during the year	436,060	21.37	2.00
Balance, April 30, 2008	436,060	21.37	1.22
Granted during the year	-	-	-
Balance, April 30, 2009	436,060	21.37	0.22
Granted during the year	306,800	.75	1.58
Expired during the year	(436,060)	14.00	-
Balance, April 30, 2010	306,800	.75	0.50
Granted during the year	1,225,000	.30	2.00
Balance, April 30, 2011	1,531,800	.39	1.25
Granted during the period	4,013,333	.25	1.9
Expired during the period	(306,800)	.75	-
Balance, January 31, 2012	5,238,333	.26	1.7

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2012
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
January 31, 2012
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

The Fritis property consists of 8 mineral exploration concessions covering approximately 2,300 hectares (5,683 acres), located roughly 40 kilometers to the south of Copiapó, Chile, via paved highway and improved roads, and at an elevation of 500 meters. These concessions appear to contain epithermal precious metals targets. The property was previously controlled by Teck-Cominco until mid-2009 when the concessions lapsed and were acquired by Gareste, who conducted a surface sampling program in late 2009.  Zoro has identified several areas at the concessions which could be the targets of future exploration efforts. However, the Company has no current exploration plans for the remainder of 2012 for the Sierra Fritis property.

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
January 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

8.      Commitments and Contingencies - continued

The Company has entered into an agreement dated October 11, 2010 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will issue 200,000 shares of its commons stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant.  The shares were not issued as at January 31, 2012 due to a delay in starting the program.

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
January 31, 2012
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

On October 4, 2011 the Company announced that it had entered into a binding Letter of Intent with various parties (the “Yura Agreement”), to earn up to a 75% indirect interest in the consolidated Yura Mining District (roughly 7,200 hectares), located approximately 30 km west of Arequipa, Peru. Zoro has also entered into an agreement with Minex Ventures II, LLC (“Minex”), a privately-held US based limited liability company, to compensate Minex for consideration furnished to Zoro in the Yura District (“Minex Agreement”).

Zoro’s holdings (the “Zoro Properties”) in the Yura District consisted of over 2,100 hectares of exploration concessions acquired in 2007 by Zoro Peru S.A.C. (“Zoro Peru”), the Company’s 99%-owned subsidiary, in exchange for Zoro shares. In addition, Zoro in 2010 signed an agreement to acquire roughly 1,500  additional hectares comprising the Fortuna exploration claims, which required Zoro to issue 6 million shares of its restricted common stock and make staged payments totaling $325,000 to the Fortuna Vendors, who also reserved a 2.5% net smelter return royalty. The Fortuna purchase agreement was never closed.

The Yura Agreement in principal part provides for the following:

•
All of the rights, titles and interests to the Zoro Properties, Fortuna claims, and related assets, and the balance of the properties in the Yura District, are being conveyed to Formacion Yura Exploracion S.A.C. (“Yura Exploracion”)

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

The Minex Agreement recognizes the contributions of Minex and consideration furnished on behalf of the Company, and provides the following key terms:

•	Minex has contributed or has caused to be contributed US$1.6 million for exploration, and concession and permitting maintenance expenses, and related overhead at the Zoro Properties

•
Minex has absolved the Company from the shares and monies otherwise payable to the Fortuna Vendors with respect to the acquisition of the Fortuna Properties totalling approximately 1,500 hectares of exploration concessions, which have now been contributed to the Yura Project

•	Minex has agreed to use its best efforts to raise an additional $1.2 million for Zoro, to fund the first phase exploration programs on the consolidated Yura Project

•
The Company and Minex agreed that the value of the Minex contributions is US$3 million and the Company has agreed to issue 18 million shares of its common stock to Minex or to those designated by Minex, subject to satisfying applicable securities law

•	Minex shall have the right to appoint two members to the Company’s Board of Directors

With respect to the Minex Agreement, as at January 31, 2012, the Company was in the process of amending the Minex Agreement with the following key change:

•
the agreed value of the Minex contributions under the original Minex Agreement is US$1.6 million instead of US$3 million and that the Company agrees to issue 10 million shares of common stock instead of 18 million shares of common stock to Minex or to those designated by Minex, subject to satisfying applicable securities laws.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January  31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

8.      Commitments and Contingencies - continued

Effective on October 5, 2011, the Company authorized the settlement of debt with certain related creditors, which debt consisted of outstanding convertible notes, advances, promissory notes, services, accrued interest and other amounts aggregating $1,090,737 (the “Aggregate Debt”). On November 3, 2011, the Aggregate Debt was satisfied in accordance with the issuance of an aggregate 6,543,114 shares of the restricted common stock (the “Common Stock”) of the Company at $0.10 per share resulting in a gain on settlement of $436,425 included in additional paid in capital.

On December 22, 2011, but having an effective date of September 26, 2011, the Company entered into a consulting agreement with Minex (the “Consulting Agreement”) whereby Minex agreed to provide certain services related to the Yura Project and operations in Peru in general in exchange for $200,000 of which $175,000 has been paid as at January 31, 2012.

9.      Fair Value Considerations

U.S. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

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

The Company follows the provisions of ASC 820 with respect to its financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of January 31, 2012 and April 30, 2011, respectively, are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

January 31, 2012
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
January 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

9.      Fair Value Considerations - continued

The features embedded in the $42,500 face value convertible note were combined into one compound embedded derivative that the Company fair valued using the Binomial Lattice valuation model. The Binomial model was believed by management to be the best available technique for this compound derivative because, in addition to providing for inputs such as trading market values, volatilities and risk free rates, the Binomial Lattice model also embodies an assumption that provides for a vesting date, which is a necessary input for valuing this compound derivative since the compound derivative is not exercisable for six months after the issuance date. The following table sets forth the inputs for each significant assumption as of of the conversion dates (August 18, 2011, September 12, 2011, September 19, 2011, and September 23, 2011) and April 30, 2011:

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

	Derivative Financial Instruments
	January 31, 2012	April 30, 2011
Beginning Balance	$(47,382)	$(881)
Total gains or losses (realized or unrealized):
Included in earnings	9,415	8,130
Convertible note conversions	37,967	8,130
Convertible note issuances	-	(54,631)
Ending Balance	$-	$(47,382)

10.    Revisions to Financial Statements

The financial statements for the three and nine months ended January 31, 2011 are revised to incorporate additional expenses related to the compound embedded derivative arising from the $200,000 Convertible Note, which is detailed in Note 6. The compound embedded derivative includes the (i) warrant component of the unit conversion feature and (ii) the default put.  Originally, the (i) warrant component of the unit conversion feature and (ii) the default put were not bifurcated from the host instrument. Instead, the convertible debt was allocated between its debt and equity components on a relative fair value basis. In the analysis conducted in 2011, the Company determined that a compound embedded derivative arose from the $200,000 Convertible Note and requires bifurcation and liability classification. The derivative income related to the instrument amounts to $881.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared by Management)

10.    Revisions to Financial Statements - continued

	3 Months Ended		9 Months Ended
	January 31, 2011 (Unaudited)		January 31, 2011 (Unaudited)
	Prior to Restatement	Restated	Prior to Restatement	Restated
Consolidated Statements of Operations and Comprehensive Loss
Interest expense (related to debt discount & 6% coupon)	3,371	3,025	65,122	12,776
Total operating expenses	440,393	437,368	1,385,459	1,330,434
Loss from operations	(440,393)	(437,368)	(1,385,459)	(1,330,434)
Derivative income		-	-	881
Total other income	-	-	-	881
Net loss	440,393)	(437,368)	(1,385,459)	(1,329,553)
Loss per weighted average number of shares outstanding – basis and fully diluted	(0.02)	(0.02)	(0.05)	(0.05)

Consolidated Statement of Cash Flows:
Net loss			(1,385,459)	(1,329,553)
Adjustment for:
Derivative income				(881)
Interest expense				(55,025)
Net cash used in operating activities			(111,495)	(111,495)

11.    Subsequent Events

Subsequent to January 31, 2012 the Company issued 100,000 shares of the Company’s common stock to a consultant as settlement related to a cancelled contract.

Subsequent to January 31, 2012, the Company has received $181,500 related to the second tranche of a private placement offering of the “Units” consisting of one common share at $0.15 and ½ warrant to purchase one common share at $.25 for a period of two years.

On March 15, 2012 but having an effective date of September 27, 2011, the Company entered into an Amendment Agreement with Minex (the “Amendment Agreement”) whereby the parties agreed to amend the Minex Agreement so that the agreed value of the Minex contributions under the original Minex Agreement is US$1.6 million instead of US$3 million and that the Company agrees to issue 10 million shares of common stock instead of 18 million shares of common stock to Minex or to those designated by Minex, subject to satisfying applicable securities laws.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended January 31, 2012 and 2011 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended January 31, 2012 and 2011.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Subsidiaries

During May 2007 through October 2007 and in accordance with applicable local laws and regulations in Chile, Peru and Mexico, we incorporated three wholly-owned subsidiaries in Chile, Peru and Mexico as follows: Sociedad Zoro Chile Limitada, in Chile, Zoro Mining SAC, in Peru; and Aravena Mexicana, SA in Mexico. We have completed property transfers in Chile, and the title to our property interests in Peru will now be held by our subsidiary indirectly through the Yura Agreement described in note 8 above.  The Mexican properties have lapsed due to non-payment of the concession maintenance fees.

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Proposed Budget Phase 1
Description	Explanation	Mth 1	Mth 2	Mth 3	Mth 4	Mth5	Mth 6	SbTot
Personnel
	Sr.Geol-2mos, $750/day	7500	7500		7500			$22,500
	Jr. Geol-4mos,$350/day		7000	7000	7000			$21,000
Logistics
	Food & Lodging est$25/day	250	1000	500	750			$2,500
	Travel-Sr. Geol expat	2000						$2,000
	Travel-Jr. Geol		500	500				$1,000
	Vehicle-est $1500/mo	1500	1500	1500	1500			$6,000
Field Activities
	Mapping- purch imagery est $2500	2500						$2,500
	Thin sections/Microprobe			2500				$2,500
	Trenching- excavator		10000	10000				$20,000
	Geochemistry-est 100smpls, $25ea			1250	1250			$2,500
Office & Analysis
	Computer entry & analysis				1,000			$1,000
	Report & Recommend-Sr Geol				1,000			$1,000

						Sbtot		$84,500
						10%cont		$8,450
						Ph 1 Tot		$92,950

Phase 2 Drill Program
Description	Explanation	Mth 1	Mth 2	Mth 3	Mth 4	Mth5	Mth 6	SbTot
Personnel
	Sr.Geol-1/2mos, $750/day					3750	3750	$7,500
	Jr. Geol-1mos,$350/day					7000		$7,000
Logistics
	Food & Lodging est$25/day					500		$500
	Travel-Sr. Geol expat					2000		$2,000
	Travel-Jr. Geol					500		$500
	Vehicle-est $1500/mo					1500	1500	$3000
Field Activities
	Drilling – 2500m H core@ $125/m					312500		$312,500
	Drill Geochem-2500smpls, $25ea						62,500	$62,500

Office & Analysis							1000	$1,000
	Computer entry & analysis						1000	$1,000
	Report & Recommend-Sr Geol
						Sbtot		$397,500
						10% cont		$39,750
						Ph 2 Tot		$437,250
						Tot Prgm		$530,200

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three and nine month periods ended January 31, 2012 and January 31, 2011, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

The following table sets forth selected financial information for the periods indicated.

	For the Three months Ended January 31, 2012	For the Three months Ended January 31, 2011 (Note 10)	For the Nine months Ended January 31, 2012	For the Nine months Ended January 31, 2011 (Note 10)	Cumulative since inception to January 31, 2012
	$	$	$	$	$
Expenses
Bad Debt	-	-	-	-	136,250
Depreciation	14,238	14,537	42,714	43,996	357,562
Donated services	-	-	-	-	25,500
Filing and transfer agent fees	6,366	3,151	15,119	13,257	69,697
Impairment of mineral property costs	-	-	-	-	10,756,200
Interest expense	12,998	28,961	52,622	93,426	343,640
Investor relations	4,526	122,499	20,200	238,630	392,691
Management and administration fees	315,441	140,472	503,828	443,479	2,875,963
Mineral exploration costs (note 3)	2,000,466	98,540	2,220,107	316,693	7,601,059
Office and general	13,603	23,632	41,593	110,868	770,959
Professional fees	69,119	5,576	149,899	70,085	798,349
Salaries and consulting fees	-	-	450,000	-	450,000
	(2,436,757)	(437,368)	(3,496,082)	(1,330,434)	(24,577,870)
Other income
Federal income tax recovery	-	-	-	-	216,208
Gain on sale of fixed assets	-	-	-	-	23,891
Derivative Gain (Loss) (Note 6)	-	-	(9,415)	881	103
Extinguishment Loss on Debt Modification	-	-	-	-	(126,875)
Gain on Debt Settlement	-	-	-	-	82,147
Interest income	-	-	-	-	68,046
Net loss	(2,436,757)	(437,368)	(3,505,497)	(1,329,553)	(24,314,350)

Three month period ended January 31, 2012 Compared to Three month period ended January 31, 2011.

During the three month periods ended January 31, 2012 and 2011, we did not generate any revenue.

During the three month period ended January 31, 2012, we incurred expenses of $2,436,757 compared to $437,368 incurred during the three month period ended January 31, 2011 (an increase of $1,999,389). These expenses incurred during the three month period ended January 31, 2012 and January 31, 2011 consisted of: (i) depreciation of $14,238 (2011: $14,537); (ii) filing and transfer agent fees of $6,366 (2011: $3,151); (iii) management and administration fees of $315,441 (2011: $140,472); (iv) mineral exploration costs of $2,000,466 (2011: $98,540); (v) office and general of $13,603 (2011: $23,632); (vi) professional fees of $69,119 (2011: $5,576); (vii) interest expense of $12,998 (2011: $28,961); (viii) investor relations of $4,526 (2011: $122,499) and (ix) salaries and consulting fees of $nil (2011: $nil).  Total expenses incurred during the three month period ended January 31, 2012 increased compared to the three month period ended January 31, 2011 primarily due to higher mineral explorations costs, management and administration fees and professional fees.

Our net loss for the three month period ended January 31, 2012 was $2,436,757 compared to a net loss of $437,368 during the three month period ended January 31, 2011 (an increase of $1,999,389).  Our net loss during the three month period ended January 31, 2012 was $0.05 per share compared to a net loss $0.02 per share during the three month period ended January 31, 2011. The weighted average number of shares outstanding was 53,614,761 for the three month period ended January 31, 2012 compared to 28,651,536 for the three month period ended January 31, 2011.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Nine month period ended January 31, 2012 Compared to Nine month period ended January 31, 2011.

During the nine month periods ended January 31, 2012 and 2011, we did not generate any revenue.

During the nine month period ended January 31, 2012, we incurred expenses of $3,496,082 compared to $1,330,434 incurred during the nine month period ended January 31, 2011 (an increase of $2,165,648). These expenses incurred during the nine month period ended January 31, 2012 and January 31, 2011 consisted of: (i) depreciation of $42,714 (2011: $43,996); (ii) filing and transfer agent fees of $15,119 (2011: $13,257); (iii) management and administration fees of $503,828 (2011: $443,479); (iv) mineral exploration costs of $2,220,107 (2011: $316,693); (v) office and general of $41,593 (2011: $110,868); (vi) professional fees of $149,899 (2011: $70,085); (vii) interest expense of $52,622 (2011: $93,426); (viii) investor relations of $20,200 (2011: $238,630) and (ix) salaries and consulting fees of $450,000 (2011: $nil).  Total expenses incurred during the nine month period ended January 31, 2012 increased compared to the nine month period ended January 31, 2011 primarily due to higher mineral exploration costs, management and administration fees, professional fees and salaries and consulting fees.

Our net loss for the nine month period ended January 31, 2012 was $3,505,497 compared to a net loss of $1,329,553 during the nine month period ended January 31, 2011 (an increase of $2,175,944).  Our net loss during the nine month period ended January 31, 2012 was $0.08 per share compared to a net loss $0.05 per share during the nine month period ended January 31, 2011. The weighted average number of shares outstanding was 43,775,215 for the nine month period ended January 31, 2012 compared to 28,499,362 for the nine month period ended January 31, 2011.

Liquidity and Capital Resources

As at the nine month period ended January 31, 2012, our current assets were $289,320 and our current liabilities were $2,789,393, which resulted in a working capital deficiency of $2,500,073. As at the nine month period ended January 31, 2012, current assets were comprised of $282,860 in cash and $6,460 in other receivables and prepaid expenses. As at the nine month period ended January 31, 2012, current liabilities were comprised of: (i) $774,655 in accounts payable and accrued liabilities; (ii) $1,600,000 in capital stock payable; (iii) $191,681 due to related parties; (iv) $23,057 in promissory notes payable and (v) $200,000 in convertible notes.

As at the nine month period ended January 31, 2012, our total assets were $328,169 comprised of: (i) $289,320 in current assets; (ii) $38,841 in equipment and (iii) $8 in mineral properties, compared to total assets of $171,137 as at our year ended April 30, 2011. The increase in total assets during the nine month period ended January 31, 2012 was primarily due to an increase in cash.

As at the nine month period ended January 31, 2012, our current and total liabilities were $2,789,393 compared to total liabilities of $1,941,215 as of our fiscal year ended April 30, 2011.  The increase in liabilities during the nine month period ended January 31, 2012 resulted from an increase in capital stock payable.

Stockholders’ deficit increased to $2,461,224 as at January 31, 2012 from $1,770,078 as at our year ended April 30, 2011.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended January 31, 2012, net cash flows used in operating activities was $1,001,282, consisting of a net loss of $3,505,497, adjusted by $42,714 for depreciation, $12,146 for amortization of debt discount, and ($9,415) for adjustment of fair value of compound embedded derivative.  Net cash flows used in operating activities was further changed by a decrease in other receivables and prepaid expenses of $1,953, an increase in amounts due to related parties of $417,909, and an increase in accounts payable and accrued liabilities of $1,570,078.

For the nine month period ended January 31, 2011, net cash flows used in operating activities was $111,495 consisting of a net loss of $1,329,553, adjusted by $43,996 in depreciation and $6,726 in accretion of interest on convertible notes.  Net cash flows used in operating activities was further changed by an increase of $6,750 in other receivables and prepaid expenses, an increase in amounts due to related parties of $464,592 and an increase in accounts payable and accrued liabilities of $566,793.

Cash Flows from Investing Activities

We did not have any cash flows from investing activities for the nine month period ended January 31, 2012 or for the nine month period ended January 31, 2011.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the nine month period ended January 31, 2012, net cash flows provided from financing activities was $1,202,981 compared to $84,874 for the nine month period ended January 31, 2011.  Cash flows from financing activities for the nine month period ended January 31, 2011 consisted of $1,202,981 from proceeds from common stock issuances and subscriptions.  Cash flows from financing activities for the nine month period ended January 31, 2011 consisted of $84,874 from promissory notes payable.

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

At January 31, 2012, we had cash of $282,860 and a working capital deficit of $2,500,073.  During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months.  Management anticipates that further advances and debt instruments, and equity private placements will be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity to third parties, and debt instruments from related and non-related parties.

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

Related Party Arrangements

We participate in a cost sharing arrangement with several other public companies.  Pacific Copper Corp. (with two directors in common with us) and Pan American Lithium Corp. (one director and three officers in common) who indirectly share South American operating offices, and in Arizona also with Titan Iron Ore Corp. The expenditures relate to shared exploration staging and administration in similar operating areas of Chile and Peru including shared site offices in each country, and in the United States. During the fiscal year ended April 30, 2009, a total of $430,000 was advanced to us from Pacific Copper Corp. by way of demand promissory notes.  This amount is unsecured, bears no interest and is repayable on demand of which $Nil was owing as at January 31, 2012 (April 30, 2011: $79,129).

During the nine months ended January 31, 2012, we incurred a total of $177,333 (nine months ended January 31, 2011 - $190,875) to a private Chilean company that provides exploration services to us in Chile via operator agreement, which company has a director in common with us.  An aggregate of $15,232 was owing thereunder at January 31, 2012 (April 30, 2011 - $139,754).

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

On August 29, 2011, we entered into certain Restricted Stock Agreements with our directors and officers under our 2008 Stock Incentive Plan whereby we issued an aggregate of 5,000,000 shares valued at $450,000 based on a closing price of $0.09 at the time of the agreements.  Pursuant to the Restricted Stock Agreements, Mr. Andrew Brodkey received 2,000,000 shares, Mr. David Hackman received 2,000,000 shares, Mr. Frank Garcia received 500,000 shares and Ms. Jodi Henderson received 500,000 shares.  A copy of the form of Restricted Stock Agreement is attached as Exhibit 10.19 to our Form 10-Q filed with the SEC on December 20, 2011.

Effective October 5, 2011, we entered into Settlement Agreements with respect to outstanding debts owed to certain creditors, which debts consisted of outstanding convertible notes, advances, promissory notes, services, accrued interest and other amounts aggregating $1,090,737.  Pursuant to the Settlement Agreements: (i) Mr. Andrew Brodkey, our former President, CEO and director, converted $151,378 of services rendered to us for a total of 908,087 shares; (ii) Harold Gardner, who is our current President, CEO and a director, converted $507,723 owed to Pro Business Trust, which is beneficially owned by Mr. Gardner, and $289,136 owed to Gareste Limitada, which is 50% owned by Mr. Gardner and such debt was assigned to Mr. Gardner, for cash advanced to us, services rendered to us and third party payments on our behalf for a total of 4,780,198 shares; and (iii) David Hackman, who is one of our directors, converted $142,500 owed to Sage Associates, Inc., which is beneficially owned by Mr. Hackman, for services rendered to us for a total of 854,829 shares.  On October 5, 2011 the share price was $0.10 resulting in a gain of $436,425 recorded in additional pain in capital. A copy of the form of Settlement Agreement was attached as Exhibit 10.20 to our Form 10-Q filed with the SEC on December 20, 2011.

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

$42,500 Convertible Note

On February 14, 2011, the Company for consideration received issued to a third-party a $42,500 8% convertible note with a term to November 16, 2011 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning six months after the issuance date, at the holder’s option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the closing, (iii) 140% if prepaid 91 days following the closing through 120 days following the closing, (iv) 150% if prepaid 121 days following the closing through 180 days following the closing, and (v) 175% if prepaid 181 days following the closing through the maturity date. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest (the “default put”). During the nine months ended January 31, 2012, the convertible note was converted into 1,067,312 shares of the Company’s common stock.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Promissory Notes

During the year ended April 30, 2010, the Company borrowed $20,000 at 6% interest from an unrelated party.  At January 31, 2012, the balance owing including interest was $23,057 (April 30, 2011: $21,997).

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

The Company has entered into an agreement dated October 11, 2011 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will issue 200,000 shares of its commons stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant.  The shares were not issued as at January 31, 2012 due to a delay in starting the program.

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

Consulting Agreement

On December 22, 2011, but having an effective date of September 26, 2011, the Company entered into a consulting agreement with Minex Ventures II, LLC (“Minex”), a Colorado limited liability company, whereby Minex will provide and perform for the benefit of the Company the following services: (i) assisting in the negotiation and facilitating the arrangements necessary to assemble the Yura Yebecahas Mining Project located in Arequipa, Peru (the “Yura Project”); (ii) assisting in the negotiation and facilitating a letter of intent with Formacion Yura Exploracion S.A.C., Donald Stiles and South American Immobiliara S.A.C. for a joint venture on the Yura Project; (iii) assisting in the negotiation with the owners of the approximately 1,500 hectares of exploration concessions (specifically known as the “Fortuna Properties”) to have the Fortuna Properties placed into the Yura Project; (iv) assisting the Company with engaging qualified and experienced geologists and other experienced exploration personnel required for any exploration programs on the Yura Project; (v) assisting the Company with raising equity capital on terms acceptable to the Company and Minex; (vi) assisting in the identification of gold exploration projects in Peru which may enhance shareholder value for the Company; (vii) assisting in the negotiation of all proposed or potential joint venture and/or financing arrangements in connection with the ongoing development of the Company; and (viii) assisting in and facilitating in the setting up of corporate alliances in Peru for the Company, or for any of the Company’s subsidiaries, as the case may be and as may be determined by the Company in its sole and absolute discretion, with potential and strategic business and financial partners for the purposes of the ongoing development and financing of the Company.  In consideration for the services the Company will pay a consulting fee of $200,000 of which an initial $100,000 of the fee has already been paid to Minex prior to execution of the consulting agreement and a further $100,000 is to be paid to Minex on or before March 31, 2012.  The services to be provided under the consulting agreement have been substantially completed by December 31, 2011.  A copy of the consulting agreement is attached hereto as Exhibit 10.23.

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

On March 31, 2011, the Company, through its subsidiary, Sociedad Zoro Chile, Limitada (collectively, the “Company”), entered into a binding letter of intent (the “LOI”) with Llanos de Caldera, S.A. Cerrada (“LDC”), a privately-held Chilean corporation, whereby LDC can earn an undivided 70% interest in the Company’s Escondida precious metals project located near Copiapo, Chile, and following which the Company and LDS will form a joint venture to govern operations at Escondida, as follows:

•
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

•
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

•
Joint Venture and Joint Operating Agreement. At the time that Earn-In is achieved, the parties will form a Joint Venture and finalize and execute a Joint Operating Agreement (“JOA”) to govern their interests in Escondida, whereby LDC will be the Operator, and the parties shall fund their respective shares of expenses going forward.

On October 4, 2011 the Company announced that it had entered into a binding Letter of Intent with various parties (the “Yura Agreement”), to earn up to a 75% indirect interest in the consolidated Yura Mining District (roughly 7,200 hectares), located approximately 30 km west of Arequipa, Peru. The Company has also entered into an agreement with Minex Ventures II, LLC (“Minex”), to compensate Minex for consideration furnished to or on behalf of the Company for both pre-existing and future obligations owed by the Company in the Yura District (“Minex Agreement”).

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

A copy of the Yura Agreement is attached hereto as Exhibit 10.21.

The Minex Agreement recognizes the contributions of Minex and consideration furnished on behalf of the Company, and provides the following key terms:

•	Minex has contributed or has caused to be contributed US$1.6 million for exploration, and concession and permitting maintenance expenses, and related overhead at the Zoro Properties

•
Minex has absolved the Company from the shares and monies otherwise payable to the Fortuna Vendors with respect to the acquisition of the Fortuna Properties totalling approximately 1,500 hectares of exploration concessions, which have now been contributed to the Yura Project

•	Minex has agreed to use its best efforts to raise an additional $1.2 million for the Company, to fund the first phase exploration programs on the consolidated Yura Project

•
The Company and Minex agreed that the value of the Minex contributions is US$3 million and the Company has agreed to issue 18 million shares of its common stock to Minex or to those designated by Minex, subject to satisfying applicable securities law

•	Minex shall have the right to appoint two members to the Company’s Board of Directors

A copy of the Minex Agreement is attached hereto as Exhibit 10.22.

On March 15, 2012 but having an effective date of September 27, 2011, the Company entered into an Amendment Agreement with Minex (the “Amendment Agreement”) whereby the parties agreed to amend the Minex Agreement so that the agreed value of the Minex contributions under the original Minex Agreement is US$1.6 million instead of US$3 million and that the Company agrees to issue 10 million shares of common stock instead of 18 million shares of common stock to Minex or to those designated by Minex, subject to satisfying applicable securities laws.

A copy of the Amendment Agreement is attached hereto as Exhibit 10.24.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Investor Relations Consulting Agreement

Effective on August 23, 2010, our Board of Directors authorized August 17, 2010 as the Commencement Date and effectiveness of activities under an Investor Relations Consulting Agreement with Bravo International Services (“Bravo”.)

Bravo’s services were to include, building our Company’s investment audience through the dissemination of corporate data packages, broker presentations, broker communications, mining analyst communications, attending trade shows and handling shareholder enquiries regarding the Company.  Under the Investor Relations Consulting Agreement, our Company is obligated to compensate Bravo $7,500 per month for nine (9) months from the Commencement Date and deliver Bravo Two Hundred Thousand (200,000) shares of the Company’s common stock.  On February 11, 2011, the Company terminated the Bravo contract for cause and has since commenced an arbitration under the rules of the American Arbitration Association against Bravo for breach of contract and fiduciary duties.  The arbitration is ongoing, however, Bravo has refused to participate in the arbitration proceeding.  We anticipate a ruling from the arbitrator in the near future.

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

Recent Accounting Pronouncements

On November 1, 2010, the Company adopted ASU 2010-06. ASU 2010-06 updates FASB ASC 820, Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. There was no material impact on the Company’s financial statements related to the adoption of this guidance.

Business Combinations: In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The new guidance specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance applies prospectively to us for business combinations which occur on or after November 1, 2011. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Fair Value: In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Comprehensive Income: In June 2011, the FASB issued ASU 2011-05 (including ASU 2011-12 update), “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If presented in a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with a total of comprehensive income in that statement. If presented in the two-statement approach, the first statement which is the statement of net income, should present components of net income and total net income followed consecutively by a second statement which is the statement of other comprehensive income, that should present the components of other comprehensive income, total other comprehensive income and a total amount for comprehensive income. Regardless of the method used, the entity if required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The new guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

As of January 31, 2012, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as at our year ended April 30, 2011, as disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2011, which may be considered to be material weaknesses and which had not been resolved as of January 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended January 31, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

On December 13, 2011, we accepted twelve subscription agreements and issued an aggregate of 7,866,666 units of our company to twelve investors at a price of $0.15 per unit for gross proceeds of $1,180,000.  Each unit is comprised of one share of our common stock and one half of one share purchase warrant.  One whole share purchase warrant is exercisable into one share of our common stock at an exercise price of $0.25 per share until December 13, 2013.  We issued the securities to six non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On February 9, 2012, we issued 100,000 shares of our common stock to a consultant as settlement related to a cancelled contract whereby an agreed amount owing to the consultant of $14,000 was converted at a price of $0.14 per share.  We relied on exemptions from registration under the Securities Act provided by Rule 903 of Regulation S as the shares were issued to non-U.S. persons through an offshore transaction which was negotiated and consummated outside of the United States.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Mine Safety Disclosures

Not applicable.

Item 5.                 Other Information

On December 22, 2011, but having an effective date of September 26, 2011, the Company entered into a consulting agreement with Minex Ventures II, LLC (“Minex”), a Colorado limited liability company, whereby Minex will provide and perform for the benefit of the Company the following services: (i) assisting in the negotiation and facilitating the arrangements necessary to assemble the Yura Yebecahas Mining Project located in Arequipa, Peru (the “Yura Project”); (ii) assisting in the negotiation and facilitating a letter of intent with Formacion Yura Exploracion S.A.C., Donald Stiles and South American Immobiliara S.A.C. for a joint venture on the Yura Project; (iii) assisting in the negotiation with the owners of the approximately 1,500 hectares of exploration concessions (specifically known as the “Fortuna Properties”) to have the Fortuna Properties placed into the Yura Project; (iv) assisting the Company with engaging qualified and experienced geologists and other experienced exploration personnel required for any exploration programs on the Yura Project; (v) assisting the Company with raising equity capital on terms acceptable to the Company and Minex; (vi) assisting in the identification of gold exploration projects in Peru which may enhance shareholder value for the Company; (vii) assisting in the negotiation of all proposed or potential joint venture and/or financing arrangements in connection with the ongoing development of the Company; and (viii) assisting in and facilitating in the setting up of corporate alliances in Peru for the Company, or for any of the Company’s subsidiaries, as the case may be and as may be determined by the Company in its sole and absolute discretion, with potential and strategic business and financial partners for the purposes of the ongoing development and financing of the Company.  In consideration for the services the Company will pay a consulting fee of $200,000 of which an initial $100,000 of the fee has already been paid to Minex prior to execution of the consulting agreement and a further $100,000 is to be paid to Minex on or before March 31, 2012.  The services to be provided under the consulting agreement have been substantially completed by December 31, 2011.

Item 5.                 Other Information - continued

On February 9, 2012, we issued 100,000 shares of our common stock to a consultant as settlement related to a cancelled contract with respect to the conversion of outstanding debts owed to such entity in the amount of $14,000 at a price of $0.14 per share.

On March 15, 2012 but having an effective date of September 27, 2011, the Company entered into an Amendment Agreement with Minex (the “Amendment Agreement”) whereby the parties agreed to amend the Minex Agreement so that the agreed value of the Minex contributions under the original Minex Agreement is US$1.6 million instead of US$3 million and that the Company agrees to issue 10 million shares of common stock instead of 18 million shares of common stock to Minex or to those designated by Minex, subject to satisfying applicable securities laws.

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

10.11	Corporate Support Agreement between the Company and Sweetwater Capital Corp., dated May 1, 2007(8)
10.12	Convertible Note in the principal amount of $200,000, dated November 7, 2008(8)
10.13	Promissory Note between the Company and Sweetwater Capital, dated September 12, 2008(8)
10.14	Promissory Note between the Company and Woodburn Holdings Ltd., dated October 2, 2009(8)
10.15	Promissory Note from the Company to 1218716 Alberta Ltd., dated September 16, 2009(8)
10.16	Promissory Note between the Company and WestPeak Ventures of Canada Ltd., dated September 17, 2008(8)
10.17	Promissory Note between the Company and Timothy Brock., dated November 28, 2008(8)
10.18	Advisory Services Agreement between the Company and Viewpoint Securities, LLC, dated January 8, 2010(8)
10.19	Form of Restricted Stock Agreement, dated August 29, 2011(9)
10.20	Form of Settlement Agreement, dated October 11, 2011(9)
10.21	Binding Letter of Intent for Participation in Yebecahas Mineral Concessions, dated September 27, 2011*
10.22	Agreement between the Company and Minex Ventures II, LLC, dated September 27, 2011*
10.23	Consulting Agreement between the Company and Minex Ventures II, LLC, dated December 22, 2011, but having an effective date of September 26, 2011.*
10.24	Amendment Agreement between the Company and Minex Ventures II, LLC, dated March 15, 2012*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Securities Exchange Act.*
*	Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on August 10, 2005.
(2)	Incorporated by reference from Form 8-A Registration Statement filed with the SEC on April 5, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2009.
(4)	Incorporated by reference from Form 8-K/A filed with the SEC on October 19, 2009.
(5)	Incorporated by reference from Form 8-K filed with the SEC on February 26, 2010.
(6)	Incorporated by reference from Form 8-K filed with the SEC on April 6, 2011.
(7)	Incorporated by reference from Form 8-K filed with the SEC on April 16, 2007.
(8)	Incorporated by reference from Form 10-K filed with the SEC on August 17, 2011.
(9)	Incorporated by reference from Form 10-Q filed with the SEC on December 20, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORO MINING CORP.

By:	/s/ Harold Gardner
Harold Gardner
Interim Chief Executive Officer, President and a director

Date: March 21, 2012

By:	/s/ Frank Garcia
Frank Garcia
Chief Financial Officer

Date: March 21, 2012