Form 10-K
period 2012-04-30
Zoro Mining Corp.
filed 2012-08-14
CIK 1329484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

Commission File No. 000-52550

Zoro Mining Corp.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 North Campbell Avenue #110 Tucson, Arizona 85719 (Address of principal executive offices)

(520) 299-0390 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (Title of Class)

Indicate by check mark if the registration is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,271,432.

 ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes    ☐ No   N/A

 APPLICABLE ONLY TO CORPORATE REGISTRANTS:

 Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2012
Common Stock	59,589,325

ZORO MINING CORP.
Form 10-K

INDEX

ITEM 1.	BUSINESS	4

ITEM 1A.	RISK FACTORS	48

ITEM 1B.	UNRESOLVED STAFF COMMENTS	53

ITEM 2.	PROPERTIES	54

ITEM 3.	LEGAL PROCEEDINGS	54

ITEM 4.	MINE SAFETY DISCLOSURES	54

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	54

ITEM 6.	SELECTED FINANCIAL DATA	57

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS	57

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	65

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	66

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	92

ITEM 9A.	CONTROLS AND PROCEDURES	92

ITEM 9B.	OTHER INFORMATION	93

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	93

ITEM 11.	EXECUTIVE COMPENSATION	96

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	98

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	98

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	99

ITEM 15.	EXHIBITS	100

Forward-Looking Statements

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements.”  Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. In evaluating these statements, you should consider various factors, including the risks outlined in this Form 10-K for the year ended April 30, 2012.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Zoro Mining Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

PART I
ITEM 1.                        BUSINESS

BUSINESS DEVELOPMENT

Zoro Mining Corp. was incorporated under the laws of the State of Nevada on April 20, 2004 under the name “Rochdale Mining Corp”. Effective March 19, 2007, we merged with a wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of Merger filed with the Nevada Secretary of State.  The merger was in the form of a parent/subsidiary merger with Rochdale Mining Corp. as the surviving corporation.  Upon completion of the merger, our corporate name was changed to “Zoro Mining Corp.” and our Articles of Incorporation were amended to reflect this name change. As of the date of this Annual Report, we are engaged in the acquisition and exploration of mineral properties located in South America.  We currently have interests in an aggregate of approximately 47,444 gross acres located in Chile and Peru, targeting gold, copper and platinum. After the effective date of our registration statement filed with the SEC (November 1, 2007), our shares were listed on the Over-the-Counter Bulletin Board, and our shares currently trade on the OTCQB Exchange. Our current symbol is “ZORM.QB”.

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

Please note that throughout this Annual Report, and unless otherwise noted, the words “we,” “our,” “us,” the “Company,” or “Zoro Mining,” refers to Zoro Mining Corp.

Subsidiaries

During May 2007 through October 2007 and in accordance with applicable local laws and regulations in Chile, Peru and Mexico, we incorporated three wholly-owned subsidiaries in Chile, Peru and Mexico as follows: Sociedad Zoro Chile Limitada, in Chile, Zoro Mining SAC, in Peru; and Aravena Mexicana, SA in Mexico. We have completed property transfers in Chile, and the title to our property interests in Peru will now be held by our subsidiary indirectly through the Yura Agreement described below under “Mineral Property Acquisition Agreements.”  The Mexican properties have lapsed due to non-payment of the concession maintenance fees.

ITEM 1.                        BUSINESS - continued

Transfer Agent

Our transfer agent is Transfer Online, Inc. of 512 SE Salmon Street, Portland, Oregon 97214.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration company currently engaged in the exploration and acquisition of property located in South America. We plan to conduct exploration programs on our properties with the objective of ascertaining whether any of our properties contain economic concentrations of minerals that are prospective for mining. We currently have interests in an aggregate of approximately 29,652 acres located in Chile and approximately 17,792 acres in Peru, targeting gold, copper and platinum.

Our current acreage and location of our property is summarized as follows:
Location	Project	Exploration Target	Concession Hectares/Acres
Chile, South America	The Escondida Project	Gold, Platinum	2,600/6,425
Chile, South America	Don Beno Project	Gold, Copper	3,400/8,402
Chile, South America	Sierra Fritis Project	Gold, Copper	2,400/5,931
Chile, South America	Piedra Parada Project	Gold, platinum group metals	3,600/8,895(1)(2)
Peru, South America	The Yura Project	Gold	7,200/17,792(3)
		Total Net Hectares/Acres:	19,200/47,444

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
(3)
Zoro’s initial Yura Project interests are now subsumed within the Yura Agreement described below under “Mineral Property Acquisition Agreements,” whereby Zoro can earn up to a 75% indirect interest in the 7,200 hectare Yura District.

By resolutions dated July 16, 2010, the Board of Directors authorized the release and dropping of the Costa Rica and Rio Sur concessions in Chile. These properties, which were and are not material to the Company, in the aggregate covered 3,100 hectares (7,637 acres).

MINERAL PROPERTY ACQUISITION AGREEMENTS

In accordance with the terms and conditions of a Mineral Property Acquisition Agreement dated April 12, 2007 and effective on May 7, 2007 (the “Option Agreement”), as entered into among us and each of Eduardo Esteffan M., Fresia Sepulveda H., Eduardo Esteffan S., Gretchen Esteffan S., Claudio Esteffan S. and Integrity Capital Group, LLC (collectively, the “Vendors”), the Vendors granted to us the sole and exclusive option (the “Option”) to acquire a 100% undivided legal, beneficial and registerable interest in and to six separate unencumbered mineral property interests totaling approximately 39,787 gross acres located in Chile, Peru and Mexico and targeting potential gold, copper and platinum group prospects (collectively, the “Property”) and more particularly described as follows:
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

ITEM 1.                        BUSINESS - continued

In order to complete the acquisition of the Property, three wholly-owned subsidiaries in each of Peru, Chile and Mexico were incorporated by us to beneficially hold property titles in each country in order to comply with all applicable laws relating thereto. On July 16, 2010, we decided to release and drop the Costa Rica and Rio Sur concessions.  In addition, the Mexican concessions lapsed due to non-payment of the maintenance fees.  All other properties were transferred to our wholly-owned subsidiary in Chile, while Peru Property related interests have been executed for transfer by the Vendors and have been submitted to Zoro’s Peruvian subsidiary’s (Zoro Mining SAC) property transfer notary to complete the transfer, pending the payment of required fees.  In order to complete the acquisition of the Property, we further caused one of our existing founding shareholders to sell an aggregate of 35,500,000 restricted shares of Common Stock held of record by such shareholder to the Vendors at an aggregate purchase price of U.S. $0.00001 per common share.

The Company has paid and will continue to pay all costs to keep the properties in good standing. The Company has been concentrating its exploration initiatives primarily in Peru on its Yura gold prospect located near Arequipa, Peru and on its Don Beno gold and copper project near Copiapo, Chile.

Don Beno Property, Atacama Region III, Chile

The Don Beno property is the subject of a technical report entitled “43-101 Technical Report on the Don Beno Project, Third Region, Copiapo, Chile” (the “Don Beno Technical Report”) dated March 1, 2010 and prepared for the Company pursuant to National Instrument 43-101 “Standards of Disclosure for Mineral Projects” of the Canadian Securities Administrator (“NI 43-101”) by John Hiner, Licensed Geologist.  A complete copy of the Don Beno Technical Report is available on the Company’s profile on SEDAR at www.sedar.com.  The following discussion of the Don Beno property is derived from the Don Beno Technical Report.

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

Claims and Title at Don Beno

The Don Beno Project consists of 3,400 hectares of exploration claims staked by Gareste. The number of hectares has been reduced from the previous amount of 5,400 hectares reported last year to focus on higher value targets. Property boundaries are located by UTM coordinates and the corners are secured by concrete monuments.  Zoro holds a 100% interest in the property.  The mineral concessions at Don Beno  have as of April 30, 2012 been relocated and restaked as exploration pedimentos, but have not as of yet been re-constituted for purposes of expiration dates.
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

ITEM 1.                        BUSINESS - continued

Don Beno Claim Map

360000
362000
364000
366000
368000
370000
372000
6912000
6910000
6908000
6906000
13
11
10
08
07
06
Legend
Don Beno Project boundary
0 1 2 3 4 5
Kilometers

Don Beno Project Atacama Region, Chile Zoro Mining Corporation	Land Map	Datum: WGS84 Drawn by: SMS Date: 8/10/2012 Base map: Chañarcillo topo map, Inst. Geogr. Mil. de Chile (1973); scale 1:50,000

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

Environmental Issues in Chile

The following summary is based upon Chile’s Environmental Law 19.300 and the Regulations regarding environmental impact studies.

Chile’s environmental law (Law Nº 19.300), which regulates all environmental activities in the country, was first published on March 9th, 1994. An exploration project or field activity cannot be initiated until its potential impact to the environment is carefully evaluated. This is documented in Article 8 of the environmental law and is referred to as the Sistema de Evaluación de Impacto Ambiental (SEIA).

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

ITEM 1.                        BUSINESS - continued

There are two types of environmental review; an Environmental Impact Statement (Declaración de Impacto Ambiental, or “DIA”), and an Environmental Impact Assessment (Evaluación de Impacto Ambiental, or “EIA”). As defined in the SEIA, a Declaration (DIA) must be prepared prior to starting detailed drilling for a mining project (defined as the stage of reducing “uncertainty” in the quantification of mineral resources and for purposes of defining a mining plan). The regulations provide an exemption from the need to prepare a DIA during the “exploratory stage” when the extent of the orebody is being determined. A DIA is prepared in cases when the applicant believes that there will be no significant environmental impact or social controversy as a result of the proposed drilling and advanced exploration activities. The potential impacts include areas such as health risks, contamination of soils, air and/or water, relocation of communities or alteration of their ways of life, proximity to “endangered” areas or archaeological sites, alteration of the natural landscape, and/or alteration of cultural heritage sites. The DIA will include a statement from the applicant declaring that the project will comply with the current environmental legislation, and a detailed description of the type of planned activities, including any voluntary environmental commitments that might be completed during the project.

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

Surface exploration and reconnaissance drilling as proposed by Mr. Hiner does not require permits under Chilean mining and environmental laws

Access, Climate, Local Resources, Infrastructure and Physiography

The small industrial city of Copiapo, 100 kilometers to the north northeast, is the closest community to the Don Beno Project.  Copiapo is the capital of Region 3 (the Atacama Region), and the province of Copiapo. Copiapo has a diversified economy, but mining is the principal activity.

ITEM 1.                        BUSINESS - continued

Location Map – Don Beno

71°W
70°W
28°S
Copiapo
Valparaiso
Enlarged area (right)
Copiapo
5
Don Beno Project Boundary
0 10 20 30 40 50
Kilometers
Legend
Highway 5
Don Beno Project
Don Beno Project
Atacama Region, Chile
Zoro Mining Corporation
Location Map
Datum: WGS84 Drawn by: SMS Date: 8/10/2012
Base: Landsat Thematic Mapper satellite image mosaic (U.S. Geological Survey)

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

In 1973 Placer Inc. conducted regional exploration activities, and examined a skarn occurrence that occurs near the eastern part of the Don Beno property.  Phelps Dodge examined the area as part of a skarn exploration program in the 1980’s.  From 1990 through 1995 Phelps Dodge drill-delineated a small porphyry copper deposit about 10km southwest of Don Beno.

ITEM 1.                        BUSINESS - continued

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

Geological Setting

Regional Geology

This portion of central Chile has a complex history with a Jurassic magmatic arc developed in the Coastal Range, progressing through a backarc sedimentary platform to the east.  During the early Cretaceous an “aborted marginal basin” formed to the east of the arc, through which large volumes of andesites and basalts were erupted.  Progressive deformation in the mid Cretaceous of the basinal volcanic formed the Aconcagua thrust fold belt.  This occurred in conjunction with an eastward migration of magmatism during the Cretaceous and Tertiary.  Andean deformation extended eastward for over 1000kms in this region indicating a shallow dipping Benioff zone.

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

The western half of the property is underlain by Cretaceous marine sedimentary and metasedimentary rocks of Chanarcillos Group, (which includes the Pabellon, Totoralillo, Nantoco, and Abundancia Formations), and the younger Cerrillos Formation.  The rocks range in composition from massive limestone to siltstone and sandstone beds.  Where contact metamorphosed, the rocks have been converted to hornfels and marble.   The Chanarcillos Group consists largely of marine limestone and cherty limestone.  The Chanarcillos Group and its temporal equivalents (the Bandurrias Group – terrestrial volcanic, volcaniclastic, and sedimentary rocks) are the host rocks for the prolific silver deposits of the Chanarcillo District and the Candelaria copper gold mine, 13km and 45 km north of Don Beno, respectively. Rock units within the Chanarcillos Group that are exposed at Don Beno include the Pabellon Formation, which is made up of calcareous siltstone to cherty limestone units with common intercalations of very fine-grained arenaceous units.  Unnamed units that are possibly the Totarillo and Nantoco equivalents are also exposed, but poor exposure and fault contacts make reliable identification difficult.

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

ITEM 1.                        BUSINESS - continued

Re-evaluation of exploration results led Zoro geologists to reconsider the property’s potential for hosting a different type of mineral occurrence, particularly given the geologic and geochemical setting and the property’s location in Chile.  Iron oxide-copper-gold deposits (IOCG) are a recently-recognized class of hydrothermal ore deposit that has become the focus of exploration in many areas, in particular the 3rd region of Chile. IOCGs occur in a variety of geological settings around the world.  Their mode of origin remains controversial, but they appear to be replacement style deposits.  Typical features of IOCG deposits include:

1.	Copper-gold sulphide mineralization typically occurs with large concentrations of iron oxide minerals; mainly magnetite and hematite, as opposed to iron sulphides.
2.	IOCG deposits tend to be localized along subsidiary structures related to major, crustal-scale fault systems and are associated with widespread hydrothermal alteration.
3.	IOCG deposits appear to replace the host rock in which they are found.
4.	Sodic alteration and a complex suite of pathfinder elements are common, and may include cobalt, rare earth elements, and uranium, among other elements.

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

ITEM 1.                        BUSINESS - continued

In early 2008, Zoro engaged geologic consultant Michael Fox to conduct geologic mapping to evaluate the potential for intrusive rocks at Don Beno to host porphyry copper type mineralization.  The mapping was done on a reconnaissance basis. In his summary he postulated that faults he interpreted as subsidence structures provide evidence for down dropped blocks that could host a blind porphyry at depth in a caldera relationship.  Fox also noted that “widespread propylitic alteration is present in all areas of the property mapped to date, but more intense hydrothermal alteration typically associated with porphyry centres has not yet been identified.”  Fox observed property-wide epidote-carbonate-chlorite alteration, and a consistent relationship of calcite with hematite/magnetite.  Fox took 30 samples, which were analyzed at Viga Laboratories in Copiapo for Cu, Mo, Ag, Pb, Zn, and As, but no trace element chemistry was undertaken.

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

As a complement to the geophysical work, Zoro retained geologic consultant Eberhardt Schmidt to map the geology of the part of the property in the vicinity of the IP surveys, an area of about 47km2.  Schmidt’s mapping results were consistent with the IP anomalies, in that disseminated pyrite casts were mapped in surficial rocks underlain by IP highs that were subsequently drill-tested.

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

2007 – Drillhole PDB-3.  A third RC hole was collared adjacent to a prospect known locally as the Volka Mine.  The prospect is a small prospect sited on an oxide copper occurrence in a fault zone.  Unfortunately the hole was sited in the footwall of the fault zone and drilled at about the same angle as the fault dip, thus never crossed the target structural zone.

Samples from the 2007 RC program were split three ways.  One split was sent to Viga Labs in Copiapo for ICP-AA analysis, one split was sent to Jacobs Assay Office in Tucson for fire assay, and one split was retained and stored at a rented facility in Copiapo.  Jacobs analyses revealed ubiquitously low gold and silver values.

Silver values in Jacob’s fire assays are at or below detection limits, whereas ICP-AA methods detected geochemically anomalous but low silver. Copper is also anomalous, but the highest values are in the hole drilled adjacent to a structure, not across it.  In the opinion of Mr. Hiner, the RC drilling method and the potential for sample contamination raise serious concerns as regards the accuracy of precious and base metals assay results.

ITEM 1.                        BUSINESS - continued

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

ITEM 1.                        BUSINESS - continued

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

Sample pulps and rejects taken by Michael Fox were unavailable to Mr. Hiner.  Fox took 125 rock chip samples from outcrops during reconnaissance mapping activities, of which 39 were submitted for multi-element analysis to Viga Labs.  Due to lack of funding, only 25 samples were assayed by Viga Labs. According to his interim report, which Mr. Hiner reviewed, the objective of his mapping and sampling was focused on the evaluation of the potential of intrusive rocks at the property for hosting porphyry copper type mineralization.  Fox made detailed notes about location, rock type, alteration, structure, and mineralization at each sample location. Samples were collected on a reconnaissance basis, and sample density is very low, as Fox examined approximately 80 square kilometres during his mapping effort.  Sample sites were not tagged in the field, but Mr. Hiner visited and sampled three outcrops noted by Fox. The field and geologic observations of Mr. Hiner agree with Fox, but Mr. Hiner’s copper assay values are higher than Fox reported, whereas silver values generally agree.

The 2007 drill program was conducted using reverse circulation methods.  Due to sampling inefficiencies related to the method of drilling, the RC program’s results as regards precious metals should be discounted.

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

Soil sampling was observed in progress, and soil sample stations were later checked for consistency of sample horizon, pit depth, and sample size.  Mr. Hiner believes the methodology was good, and sample security measures were adequate to provide a reliable sample to the laboratory.  Results of the soil program noted erratic anomalies with no discernible pattern.  It is Mr. Hiner’s judgment that the soil sample results track local, narrow veinlet mineralization of little to no interest.

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

ITEM 1.                        BUSINESS - continued

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

Samples by Author of Don Beno Technical Report
Sample No.	Length	Rock Type	Alt + Minl
527001	12m	Fg granodiorite	CuOx dissem –chrys+malac
527002	15m	Frac’d granodiorite	Chrys, neot, cal, ep, chl
530001	1m	Andesite	Lim + si, com feox,mnr ser+/-py
530002	Dump	Screened fines-limest	Feox, si, in 3m shear zone
530003	3m	Vein in limest	Hvy feox, lim, hem,mnr chrys,mnr Mo
530004	4m	Silica flooded zone	Hvy feox,lim, mag,
723001	2m	Granodior dike	Si, fe stn, tr py, indist. Bxwk, trc mag
723002	1m	Vein/silic zone in limest	Feox, cuox,cpy, com chl +gar

Mr. Hiner did not attempt to sample unmineralized rocks.

Sample Preparation, Analyses and Security

2007 Drill Program

Samples from Gareste’s 2007 RC drilling were bagged in 2 meter intervals on site in 12 mil plastic bags and sealed with plastic zip ties.  Sample intervals were noted by black felt marker and delivered daily to Viga Labs in Copiapo.  Viga Labs split the samples using a Jones Riffle Splitter.  One half of the split sample was sent to Jacobs Assay Lab in Tucson for fire assay, and the other half was sent to ALS Chemex in La Serena for ICP analysis.

Jacobs Assay Lab prepared the samples as follows:
1.	samples as received were dried and ground to 90% -100m.
2.	All samples were placed in a rolling cloth and mixed a minimum of 24 times before sampling.
3.	Standard fire assay procedures were utilized using 1/2assay ton charges. Gold and silver were determined gravimetrically and reported in grams per metric ton.
4.	Copper and arsenic assays were obtained using ½ gram samples.
5.	½ gram samples were digested in Aqua Regia, raised to 200ml, and analyzed via Perkin Elmer atomic absorption.
6.	Copper and arsenic were reported in percent.
7.	Jacobs placed internal standards and blanks randomly throughout the analysis stream.

ALS Chemex prepared the samples as follows:
1.	dried the samples as necessary and crushed the samples to greater than 70% -2mm using a jaw crusher.
2.	A 250 gram split is obtained using a Jones Riffle Splitter and pulverized to greater than 85% -75 microns using standard ring and puck style pulverizing equipment.
3.	A 30 gram split was analyzed by for gold ICP-AA and fire assay (ALS method Au-ICP21) and by ICP-AES (ALS method ME-ICP41a) for copper and 33 other elements respectively.

Michael Fox Samples

Fox collected rock chip samples as part of a reconnaissance commissioned by Gareste.  Mr. Hiner was unable to find tagged sample locations in the field or any sample tags evidencing a sample site, although individual outcrops located by GPS were examined.  Fox’s samples were analyzed by Viga Labs in Copiapo using atomic absorption.  The level of security employed by Fox is unknown to Mr. Hiner and Fox could not be reached to obtain additional detail.

2008 drill program

Selected drill core was split by Schmidt and bagged and sealed.  The samples were couriered to Jacobs Assay in Tucson.  Jacobs conducted standard fire assay for Au, Ag, and Cu.  Samples were dried, crushed to greater than 90% -2mm using a jaw crusher.  A 250 gram split is obtained using a Jones Riffle Splitter, and pulverized to greater than 85% -75microns using a standard ring and puck pulverizer.  A 50 gram split was analyzed by fire assay gravimetric methods for Au and Ag.  An additional 50 gram split was digested in Aqua Regia and analyzed for Cu using atomic absorption.  Zoro engaged independent consultant Schmidt to conduct the logging, splitting, and sampling.  It is Mr. Hiner’s opinion that Schmidt exercised all due caution to ensure the independence and security of samples he took and subsequently sent to Jacob’s Assay Office.

ITEM 1.                        BUSINESS - continued

In respect of Mr. Hiner’s samples, no employee, officer, director, or associate of Zoro Mining Corporation was involved in the selection of samples to be taken by Mr. Hiner, involved with the collection of the samples, or the preparation of the samples.

The samples were sealed at the sample site and remained in Mr. Hiner’s possession.  The samples were stored in his hotel room until they were sealed and shipped by standard carrier to the ALS Chemex Laboratory in La Serena.  ALS Chemex is a certified assay laboratory under ISO 9001-2000.

ALS Chemex at La Serena prepared the samples as follows:
1.	dried the samples as necessary and crushed the samples to greater than 70% -2mm using a jaw crusher.
2.	A 250 gram split is obtained using a Jones Riffle Splitter and pulverized to greater than 85% -75 microns using standard ring and puck style pulverizing equipment.
3.	A 30 gram split was analyzed by for gold ICP-AA and fire assay (ALS method Au-ICP21) and by ICP-AES (ALS method ME-ICP41a) for copper and 33 other elements respectively.

Quality control procedures were employed by Mr. Hiner in the field for the samples collected to ensure that samples are representative of the material sampled.  ALS Chemex maintains a program of internal quality assurance and quality control to maintain and control precision, accuracy, and contamination.  These include the insertion of ALS geochemical standards and blanks into the sample analysis stream and duplicate analyses of both standards and client samples.  Mr. Hiner relied on the laboratory’s quality control program to manage precision, reliability, and reproducibility.

It is Mr. Hiner’s opinion sample preparation, security, and analytical procedures are adequate for this level of evaluation.  However, future programs to evaluate the Don Beno property should include development of a company-held geochemical standard, and utilization of blanks (geochemically inert material such as silica sand) inserted into the sample stream for submission to the laboratory to ensure and verify the precision and accuracy of the assay results, and to enable detection of contamination.

Data Verification

Geological information for the Don Beno property has been compiled from public and private sources and is dominantly of a geological or geophysical nature.  Selected geochemical results from work by Gareste and consultants Fox and Schmidt were made available and inspected, but only minor duplicate sampling or data verification was undertaken to substantiate field checks of geology, visible mineralization, drill hole locations and core examination.  Fox’s sample locations were not tagged and could not be located in the field except by GPS location with an accuracy of +/-3m.

Mr. Hiner is not aware of any quality control measures that may have been used by Gareste geologists in their sampling programs.  Because pulps and rejects from the 2007 RC program at Don Beno were not available, Mr. Hiner could not verify prior results.  The 2007 drilling was conducted using RC drill methods, which are unreliable.

Fox’s previous sample locations were not tagged or otherwise visible in the field.  Mr. Hiner visited outcrops noted by Fox that were located by GPS, and sampled three of the outcrops in the same locations.  Geochemical results are comparable; and Mr. Hiner ascribes minimal variations in chemistry to sampling bias by either or both individuals.

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

Mr. Hiner was present when consultant Eberhard Schmidt Ph.D. began geologic mapping in the area where geophysical studies were ongoing.  A day was spent with Schmidt examining outcrops, mineral occurrences, and various rock units that would be used in geologic mapping.  Mr. Hiner is personally acquainted with Schmidt, who is an experienced mineral exploration geologist.  Subsequent field checks of Schmidt’s mapping and interpretation are consistent with Mr. Hiner’s observations.

Soil sampling surveys conducted by Zoro personnel were ongoing during Mr. Hiner’s first visit to Don Beno.  The soil programs were managed by geologist T. Worthington under the supervision of E. Marino.  Worthington is an experienced geologist.  Marino is an experienced Chilean geologist whom Mr. Hiner has known for some time.  Marino’s experience as Chief Geologist at Candelaria and his substantial exploration background in the 3rd region of Chile have been helpful to Zoro as exploration has proceeded.  Mr. Hiner held numerous conversations with both Worthington and Marino and is comfortable with the experience and attention to detail that both geologists have applied to soil programs at Don Beno.  Soil sample results indicate low and sporadic responses that do not appear to be beneficial for the definition of mineral targets at Don Beno.  Due to the poor geochemical response, Mr. Hiner believes there was no reason to conduct duplicate soil sampling.

ITEM 1.                        BUSINESS - continued

Additionally, Marino managed the drill program during the drilling of the last three holes of the 2008 drill program and he logged the core.  Mr. Hiner re-examined core from the first 5 holes in the field with Marino, and agrees with his lithologic, mineral, and structural observations.  Core from the final 3 holes was examined later and compared with logs constructed by Marino, and “quicklogs” (summary core logs) assembled by Schmidt.  Schmidt independently sampled selected intervals of 2008 drill core.  Geologic conclusions and interpretations by both geologists are consistent with observations made by Mr. Hiner.

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

Mr. Hiner’s assay data was checked against field notes to ensure that there were no unusual inconsistencies between Mr. Hiner’s reported results and field observations.  Mr. Hiner is satisfied as to the adequacy of sample collection, handling, security, preparation and analytical procedures that have been carried out.

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

However, trace element chemistry coupled with stratigraphic similarities to Candelaria, and a complex structural and intrusive environment provide a compelling argument for continuing exploration to identify whether or not Don Beno could host an IOCG style copper gold deposit.  The presence of sodic alteration noted by secondary albite and actinolite at the outcrop level overprinted locally by structurally-controlled potassic alteration suggests the environment is permissive for an IOCG setting.  The presence of abundant hematite associated with chlorite and epidote property-wide may be suggestive of IOCG chemistry.  Further, the type of geophysics (IP-resistivity) utilized to date is not the best means of evaluating the property for IOCG style minerals.  It is Mr. Hiner’s opinion that drilling to date has been influenced by porphyry copper style exploration methods, and IOCG potential remains to be evaluated. Further, it is Mr. Hiner’s opinion that the geology, geochemistry, and alteration discerned to date are more supportive of an IOCG occurrence than a porphyry system.

Geologic mapping conducted by Schmidt on parts of the property are sufficiently detailed, but was concentrated in areas where IP anomalies were found.  Additional mapping at the same or similar scale is needed on the entire property to complement any interpretations that may be made in the future.  Geochemical data are likewise concentrated in specific areas and additional property-wide sampling is necessary to aid any interpretation of both geologic conditions and for the development of targets.  It is Mr. Hiner’s opinion that data collected to date are reliable, but density is insufficient to develop new targets or expand on existing targets.

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

ITEM 1.                        BUSINESS - continued

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

ITEM 1.                        BUSINESS - continued

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

On March 31, 2011 the Company entered into an Earn-In agreement with Llanos de Caldera, S.A. Cerrada, (“Llanos”), a privately-held Chilean corporation, for participation by Llanos in the Escondida project.  The agreement granted Llanos a one-year period during which to act as operator and expend US$500,000 in qualifying expenditures at the project, constituting an initial exploration program and including drilling, sampling analytical and metallurgical test work.  At the end of the period, if it has properly incurred the qualifying expenditures, Llanos can elect to Earn-In and acquire an undivided 70% of the Escondida project.  On Earn-In the parties will form a joint venture and execute a Joint Operating Agreement whereby Llanos will be the Operator, and the parties shall fund their respective shares of expenses going forward. Llanos subsequently assigned its rights in the earn-in agreement to the Escondida Chile Joint Venture, a partnership between Llanos and the HEI Escondida Joint Venture. As at April 30, 2012, Escondida Chile was still in the process of conducting the exploration and drilling program with the results to be determined in the latter half of 2012. As at April 30, 2012, the parties have agreed to extend the agreement an additional 12 months.

The Escondida Project is the subject of a technical report entitled “43-101 Technical Report on the Escondida Project, Third Region, Copiapo, Chile” (the “Escondida Technical Report”) dated March 12, 2010 and prepared for the Company pursuant to NI 43-101 by John Hiner, Licensed Geologist.  A complete copy of the Escondida Technical Report is available on the Company’s profile on SEDAR at www.sedar.com.  The following discussion of the Escondida Project is derived from the Escondida Technical Report.

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

Claims and Title at Escondida

The Escondida Project consists of 9 Carbonatos concessions which cover 2,600 hectares which represents a nominal contraction of 100 hectares from the previous filing.   The claims were originally staked in 2006, but have since been surveyed and monumented, and all concessions are currently in the process of conversion to mensuras (exploitation claims).  Property boundaries are located by UTM coordinates, and the corners are secured by concrete monuments.

ITEM 1.                        BUSINESS - continued

Escondida Claim Map

310000
312000
314000
316000
318000
320000
6988000
6986000
6984000
6982000
Legend
Project boundaries
Non-project area
0
1
2
3
4
5
Kilometers
Escondida Project
Atacama Region, Chile
Zoro Mining Corporation
Property/Claim Map
Datum: WGS84
Drawn by: SMS
Date: 8/10/2012
Base: Quickbird satellite image

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

ITEM 1.                        BUSINESS - continued

Environmental Issues in Chile

A summary of Chile’s Environmental Law 19.300 and the Regulations regarding environmental impact studies is included in the discussion of the Don Beno Project above.

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

ITEM 1.                        BUSINESS - continued

Location Map - Escondida

71°W
27°S
Copiapo
Santiago
Enlarged area (right)
Escondida Project Boundaries
Copiapo
0 10 20 30
Kilometers
Legend
Property boundaries
Roads
Escondida Project
Atacama Region, Chile
Zoro Mining Corporation
Location Map
Datum: WGS84 Drawn by: SMS Date: 8/10/2012
Base: Landsat Thematic Mapper satellite image mosaic (U.S. Geological Survey)

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

ITEM 1.                        BUSINESS - continued

Geological Setting

Regional Geology

Central Chile has a complex geologic history with a Jurassic magmatic arc developed in the Coastal Range, progressing through a backarc sedimentary platform to the east.  During the early Cretaceous an “aborted marginal basin” formed to the east of the arc, through which large volumes of andesites and basalts were erupted.  Progressive deformation in the mid Cretaceous of the basinal volcanic formed the Aconcagua thrust fold belt.  This occurred in conjunction with an eastward migration of magmatism during the Cretaceous and Tertiary.  Andean deformation extended eastward for over 1000kms in this region indicating a shallow dipping Benioff zone.

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

ITEM 1.                        BUSINESS - continued

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

Insufficient work has been done to adequately determine the nature and habit of any base or precious metal mineralization.  The samples taken from bulldozer trenches by a joint venture partner’s personnel indicate that there may be a northeast corridor of mineralization, but this may also be a function of exposure from erosion, as most of the areas trenched were in quebradas or other erosional windows exposing the Bahia Inglesa Formation.

Exploration

After acquiring the property, Zoro entered into a joint venture agreement with Michael H. Kobler (“Kobler”). Kobler conducted trenching and sampling in 2008, and cut 35 test pits to a depth of at least 5 meters.  Samples from eleven of the thirty-five pits returned anomalous gold and silver.  Trench sample locations are shown in the figure below, and sample assays are noted in the table immediately following such figure.

Trench Location and Sample Map

310000
312000
314000
316000
318000
320000
6988000
6986000
6984000
6982000
TP - 04
TP - 03
TP - 01
TP - 02
TP - 10
TP - 11
TP - 09
TP - 08
TP - 12
TP - 07
TP - 33
TP - 13
TP - 31
TP - 32
TP - 21
TP - 35
TP - 23
TP - 14
TP - 22
TP - 34
TP - 29
TP - 30 - A
TP - 27 - A
TP - 20
TP - 15
TP - 28 - A
TP - 17
TP - 16
TP - 19
TP - 18
Au assay (oz/ton)
0.15 - 0.206
0.1 - 0.15
0.05 - 0.1
0.01 - 0.05
0.001 - 0.01
Non-detect
Property boundaries
0 1 2 3 4 5
Kilometers
Escondida Project
Atacama Region, Chile
Zoro Mining Corporation
Sample/Assay
Location Map
Datum: WGS84 Drawn by: SMS Date: 3/9/2010
Base: Quickbird satellite image

ITEM 1.                        BUSINESS - continued

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

Although Mr. Hiner does not doubt the veracity of Jacob’s assays, the reader is cautioned that the reverse samples provided to the laboratory are highly unreliable due to the inherent sampling problems related to reverse circulation drilling in general, but in particular when high water inflows are encountered during drilling and sampling, such as occurred at Escondida.

ITEM 1.                        BUSINESS - continued

Sampling Method and Approach

Reverse circulation drill hole samples were taken as 2m composites.  Samples were collected at the RC rig’s cyclone discharge in wire screens, water was decanted, and the wet samples were placed in 10mil plastic bags.  Individual samples are probably not fully representative of the interval for which the sample was taken, because of the likelihood of sloughing of the drill hole walls higher in the hole. Therefore, the presence of substantial amounts of water almost certainly compromised the quality of the samples. The presence of water in RC drilling can severely impact gold content, in that contributions of material from elevations in the hole other than the sample interval can contribute a non-representative gold fraction to an otherwise unmineralized section.  Also, gold tends to settle in heavy water settings during RC drilling, providing for the possibility of biased assays downhole. The samples were sent to Jacobs Assay Office in Tucson, where traditional fire assay analyses were completed.

Trench samples were taken as vertical cuts on the walls of the trenches.  In trenches TP 23-30, multiple samples were taken to determine whether different stratigraphic horizons were mineralized.  Because the strata are flat lying, the vertical samples are representative of the horizons sampled.  In conversation with Kobler, he indicated that his technical personnel made every attempt to collect a representative sample.  It is Mr. Hiner’s opinion that the trench samples are representative of the material exposed in the trenches. The samples were bagged and sealed, and shipped to Jacobs Assay Office in Tucson for fire assay analysis.

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

Sample Preparation, Analyses and Security

Drill samples sent to Jacobs Assay Office were prepared as follows:
1.	samples as received were dried and ground to 90% -100m.
2.	All samples were placed in a rolling cloth and mixed a minimum of 24 times before sampling.
3.	Standard fire assay procedures were utilized using ½assay ton charges. Gold and silver were determined gravimetrically and reported in grams per metric ton.
4.	Copper and arsenic assays were obtained using ½ gram samples.
5.	½ gram samples were digested in Aqua Regia, raised to 200ml, and analyzed via Perkin Elmer atomic absorption.
6.	Copper and arsenic were reported in percent.
7.	Jacobs placed internal standards and blanks randomly throughout the analysis stream.

It is Mr. Hiner’s opinion that Jacobs Assay Office is a reliable laboratory, and the sample results are reliable insofar as the assay technique is concerned.  An independent comparative study of numerous assay laboratories (including Jacobs) was conducted by the U.S. Bureau of Land Management in 2002.  The study utilized a series of independent geochemical standards, which were submitted to each lab for analysis and comparison.  Jacobs’ results were well within industry standards for precision, accuracy, and reproducibility.  However, whether or not the samples are representative of the intervals sampled in the drill holes is highly questionable, due to the water contamination discussed earlier.  The samples were stored in a locked facility on the property until funds were available for analysis.  However, there is a time lag between the drilling and collection of samples in 2007, and the transmission of samples to Jacobs in 2008.  In Mr. Hiner’s opinion, the chain of security is acceptable, but cannot be completely verified. Mr. Hiner reiterated in the Escondida Technical Report that the RC sample results should not be trusted or utilized, and are reported in Section 10 only for historical reasons.

ITEM 1.                        BUSINESS - continued

The trench samples collected by Kobler’s personnel were sent to Jacobs Assay Office for analysis.  Jacobs analyzed the samples as follows:
1.	Samples as received were dried and ground to 90% -100m.
2.	All samples were placed in a rolling cloth and mixed a minimum of 24 times before sampling.
3.	Standard fire assay procedures were utilized using 50 gram assay charges. Gold and silver were determined gravimetrically and reported in grams per metric ton.
4.	Copper and arsenic assays were obtained using ½ gram samples.
5.	½ gram samples were digested in Aqua Regia, raised to 200ml, and analyzed via Perkin Elmer atomic absorption.
6.	Copper and arsenic were reported in percent.
7.	Jacobs placed internal standards and blanks randomly throughout the analysis stream.

It is Mr. Hiner’s opinion that the trench samples are representative of the materials sampled.  The assay method used by Jacobs employs a large assay charge in the fire assay process, and due to the increased sample size results in a more reliable and representative assay value than the atomic absorption or ICP methods used in general exploration.  Because only Kobler’s personnel had access to the samples, it is also Mr. Hiner’s opinion that standard security measures undertaken by Kobler’s personnel were adequate to protect the integrity of the samples between time of collection and shipment to Jacobs.

In respect of Mr. Hiner’s samples, no employee, officer, director, or associate of Zoro Mining Corporation or Gareste Ltda. was involved in the selection of samples to be taken, involved with the collection of the samples, or the preparation of the samples.

The samples were sealed at the sample site and remained in Mr. Hiner’s possession.  The rock and concentrate samples were stored in Mr. Hiner’s hotel room until transported by pickup truck to the Viga Labs facility in Copiapo, where the samples were personally delivered to lab personnel for analysis.  Viga Labs is a certified assay laboratory under ISO 9001-2000.  Viga Labs was provided instructions to crush, homogenize, and split the samples.  One half of the sample split was sent by Viga Truck to ALS Chemex Laboratory in La Serena. ALS Chemex is a certified assay laboratory under ISO 9001-2000.  The sample flow sheet controlling sample distribution is shown below.

Viga Labs at Copiapo prepared the samples as follows:
1.	Dried the samples as necessary and crushed the samples to -1/4 inch using a jaw crusher.
2.	Homogenized the samples and made two splits using a Jones Riffle Splitter.
3.	One split of each sample was packaged and sent to ALS Chemex in La Serena.
4.	The Viga split was further split to obtain a 250 gram sample by utilization of a Jones Riffle Splitter.
5.	The 250gram split was pulverized to greater than 85% -75microns using standard ring and puck style pulverizing equipment.
6.	A 30 gram split was analyzed for Cu, Mo, Au, and Ag by ICP-AA (induction coupled plasma and atomic absorption).

ALS Chemex at La Serena prepared the samples received from Viga as follows:
1.	dried the samples as necessary and crushed the samples to greater than 70% -2mm using a jaw crusher.
2.	A 250 gram split is obtained using a Jones Riffle Splitter and pulverized to greater than 85% -75 microns using standard ring and puck style pulverizing equipment.
3.	A 5 gram split was analyzed using ICP-AA (ALS method Au-ICP21) and by ICP-AES (ALS method ME-ICP41a) for copper and 33 other elements respectively.

Water samples were sealed in a 5 gallon bucket and sent to ALS Chemex in La Serena for export to ALS Chemex Environmental Division in North Vancouver, British Columbia.  The water samples were analyzed for metals utilizing ICP-AA, for alkalinity, chloride and sulfate by titration, and for total dissolved solids by conductivity analysis.

Results of these analyses are summarized below.

Quality control procedures were employed by Mr. Hiner in the field for the samples collected to ensure that samples are representative of the material sampled.  Both Viga Labs and ALS Chemex maintain a program of internal quality assurance and quality control to maintain and control precision, accuracy, and contamination.  These programs include the insertion of ALS geochemical standards and blanks into the sample analysis stream and duplicate analyses of both standards and client samples. Mr. Hiner relied on the laboratory’s quality control program to manage precision, reliability, and reproducibility.

ITEM 1.                        BUSINESS - continued

It is Mr. Hiner’s opinion sample preparation, security, and analytical procedures are adequate for this level of evaluation.  However, future programs to evaluate the Escondida property should include development of a company held geochemical standard, and utilization of blanks (geochemically inert material such as silica sand) inserted into the sample stream for submission to the laboratory to ensure and verify the precision and accuracy of the assay results, and to enable detection of contamination.

Author’s Sample Information
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

Data Verification

Geological information for the Escondida property has been compiled from scant public and private sources and is dominantly of a geological or geochemical nature.  JV partner Kobler’s trenches were either collapsed or filled with water. Other than the results obtained by Mr. Hiner’s work, earlier data could not been verified due to lack of safe access.

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

Mr. Hiner’s samples were designed to test specific horizons for base and precious metal content independently of Gareste results, and to check for base and precious metal content in stockpiles near the processing plant.  Original location of stockpiled material was not available for check sampling.

Mr. Hiner’s assay data was checked against field notes to ensure that there were no unusual inconsistencies between Mr. Hiner’s reported results and field observations.  Mr. Hiner is satisfied as to the adequacy of sample collection, handling, security, preparation and analytical procedures that have been carried out.

Viga Labs analyses indicate elevated levels of copper, silver, and geochemically anomalous gold in Mr. Hiner’s samples, whereas ALS Chemex analyses disclosed only anomalous silver.  However, ALS Chemex noted that there could be potential issues regarding gold analysis due to the small sample size utilized in their analysis.  Other elements that are anomalous, according to analyses by ALS Chemex, include chrome, manganese, nickel, strontium, and uranium.  There is not enough information to conduct a statistical analysis regarding correlations or associations of anomalous elements with gold or silver.

Mr. Hiner’s sample suite was delivered to Viga Labs with instructions to crush, homogenize, split, and send a second sample to ALS Chemex.  Mr. Hiner instructed both labs to conduct analysis utilizing ICP methods.  The sample method employed by Mr. Hiner at both Viga Labs and ALS Chemex is satisfactory for the detection of geochemically anomalous elements such as copper and silver, but inadequate for the accurate or reliable detection of gold.

Mineral Processing and Metallurgical Testing

Although the property is at an early stage of exploration, minimal Mineral Processing and Metallurgical testing was carried out. Gareste constructed a small pilot plant consisting of a grinding circuit feeding into cyclones for separation and clarification.  Clarified material was mixed with dilute acids and water, and then split and run through two separate process circuits.  One circuit treated the pregnant solutions with activated carbon, and the second circuit involved passing the pregnant solution through a series of electrolysis tanks. Results from both methods were inconclusive, as throughput was small, and the cyclones were hampered by clays.  Head grades were not sufficiently known to calculate recoveries. Because of these issues, the results may not be reliable or representative, and should not be trusted.  Furthermore, Mr. Hiner’s results did not substantiate any concentration of metals in the processes selected, as described above.

ITEM 1.                        BUSINESS - continued

Mr. Hiner took three samples of concentrate stored on the property, which were made from the electrolysis process.  No activated carbon from the alternate process was available for testing.

Mineral Resource and Mineral Reserve Estimate

The property is at an early stage of exploration and no Mineral Resource or Mineral Reserve Estimates have been carried out.

Interpretation and Conclusions

The original supposition by Gareste personnel that the Escondida area could host a placer deposit is not supported by the available geologic information.  However, samples were analyzed by Jacobs Assay in Tucson, Arizona in large samples delivered by Zoro and Kobler independently.  Mr. Hiner’s Viga Labs results substantiate anomalous copper, silver, and very low and variable gold values, albeit not at the same concentrations as Jacobs.  Unfortunately, ALS Chemex’s ICP thresholds are too high and their sample sizes too small to reliably analyze gold at the levels ascertained by Viga.  In the instance of both Viga and ALS Chemex, ICP techniques necessitate the use of a small sample, which is a standard procedure.  Jacobs Assay utilizes only fire assay techniques, and uses a full 50 gram assay charge after blending the entire crushed sample.  All three laboratories report anomalous copper and silver, but gold values are geochemically anomalous at best.  Nevertheless, the anomalous copper and silver values, as well as the presence of elevated trace elements such as chrome, manganese, nickel, strontium, and uranium tend to support the existence of some sort of mineralizing system.

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

ITEM 1.                        BUSINESS - continued

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

ITEM 1.                        BUSINESS - continued

Proposed Budget Phase 1

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

3.
Joint Venture and Joint Operating Agreement. At the time that Earn-In is achieved, the parties will form a Joint Venture and finalize and execute a Joint Operating Agreement ("JOA") to govern their interests in Escondida, whereby LDC will be the Operator, and the parties shall fund their respective shares of expenses going forward. With Zoro’s consent, Llanos subsequently assigned its rights in the earn-in agreement to the Escondida Chile Joint Venture, a partnership between Llanos and the HEI Escondida Joint Venture. As at April 30, 2012, Escondida Chile was still in the process of conducting the exploration and drilling program with the results to be determined in the latter half of 2012. As at April 30, 2012, the parties have agreed to extend the agreement an additional 12 months.

ITEM 1.                        BUSINESS - continued

The Yura Project, Arequipa, Peru

As discussed above, in 2007 we acquired a 100% interest in approximately 2,114 hectares (5,422 acres) of exploration properties which covers the Yura property.

We entered into an Asset Purchase Agreement (the “Fortuna Agreement”) dated February 22, 2010, with two vending parties to acquire a 100% interest in three property mineral exploration concessions covering approximately 1,500 hectares as an extension to our existing Yura gold prospect located 30 kilometers west of Arequipa, Peru (the “Fortuna Properties”).

The Fortuna Properties target precious metals and are comprised of three concessions that are accessible year round via paved highway and improved roads. Harold Gardner, an officer and director of Zoro, is an indirect minority shareholder of one of the vending parties. Subject to final due diligence, the lifting of a cease trade order issued by the British Columbia Securiites Commission (which occurred on October 21, 2010), and other customary closing conditions, we planned to (i) issue 6,000,000 restricted shares of its common stock to the vending parties; (ii) pay to the vending parties $100,000 prior to the closing of the acquisition, $125,000 at the closing date, and $100,000 six months from the closing date; and (iii) grant to the vending parties, a 2.5% net smelter return (“NSR”) royalty on the proceeds of any production from the Fortuna Properties capped at $20,000,000, 1.5% of which can be repurchased by us at any time before commencement of any production for the sum of $8,000,000. The NSR also called for an advance minimum yearly payment of $100,000 to the vending parties, which amounts are credited against any royalties ultimately payable. This Fortuna Agreement was never closed and the Fortuna Properties were folded into the Yura Agreement described below.

On October 4, 2011, we announced that we had entered into a binding Letter of Intent with various parties (the “Yura Agreement”), to earn up to a 75% indirect interest in the consolidated Yura Mining District (roughly 7,200 hectares), located approximately 30 km west of Arequipa, Peru. We had also entered into an agreement with Minex Ventures II, LLC (“Minex”), to compensate Minex for consideration furnished to or on behalf of us for both pre-existing and future obligations owed by us in the Yura District (the “Minex Agreement”).

Our holdings (the “Zoro Properties”) in the Yura District consisted of over 2,100 hectares of exploration concessions acquired in 2007 by Zoro Peru S.A.C. (“Zoro Peru”), our 99%-owned subsidiary, in exchange for shares of our common stock.

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

A copy of the Yura Agreement was attached as an Exhibit to our Form 10-Q filed with the SEC on March 21, 2012.

The Minex Agreement recognizes the contributions of Minex and consideration furnished on behalf of Zoro, and provides the following key terms:

•	Minex has contributed or has caused to be contributed US$1.6 million for exploration, and concession and permitting maintenance expenses, and related overhead at the Zoro Properties

•
Minex has absolved Zoro from the shares and monies otherwise payable to the Fortuna Vendors with respect to the acquisition of the Fortuna Properties totalling approximately 1,500 hectares of exploration concessions, which have now been contributed to the Yura Project

•	Minex has agreed to use its best efforts to raise an additional $1.2 million for Zoro, to fund the first phase exploration programs on the consolidated Yura Project

•
Zoro and Minex agreed that the value of the Minex contributions is US$3 million and Zoro has agreed to issue 18 million shares of its common stock to Minex or to those designated by Minex, subject to satisfying applicable securities law

•	Minex shall have the right to appoint two members to Zoro’s Board of Directors

ITEM 1.                        BUSINESS - continued

A copy of the Minex Agreement was attached as an Exhibit to our Form 10-Q filed with the SEC on March 21, 2012.

On March 15, 2012 but having an effective date of September 27, 2011, we entered into an Amendment Agreement with Minex (the “Amendment Agreement”) whereby the parties agreed to amend the Minex Agreement so that the agreed value of the Minex contributions under the original Minex Agreement is US$1.6 million instead of US$3 million and that we agree to issue 10 million shares of common stock instead of 18 million shares of common stock to Minex or to those designated by Minex, subject to satisfying applicable securities laws.

A copy of the Amendment Agreement was attached as an Exhibit to our Form 10-Q filed with the SEC on March 21, 2012.

The Yura Project is the subject of a technical report entitled “43-101 Technical Report on the Yura Project, Arequipa, Peru” (the “Yura Technical Report”) dated March 2, 2010 and prepared for the Company pursuant to NI 43-101 by John Hiner, Licensed Geologist.  A complete copy of the Yura Technical Report is available on the Company’s profile on SEDAR at www.sedar.com.  The following discussion of the Yura Project is derived from the Yura Technical Report.

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

Claims and Title at Yura

The Yura Project consists of 7,200 hectares held by Formacion Yura Exploracion S.A.C. (“Yura Exploracion”) to which Zoro has the right to earn up to a 75% joint venture interest in the Yura Project pursuant to the Yura Agreement as more fully discussed above.

ITEM 1.                        BUSINESS - continued

Yura Property Map

180000
185000
190000
195000
200000
205000
8200000
8195000
8190000
8185000
Tonalia
Yebachas
Cementos Yura
Zoro
Yebachas
Yebachas
PAMPAS DE VITOR
Legend
Project boundaries
Not part of project
0 1 2 3 4 5 6 7 8 9 10
Kilometers

Yura Project Arequipa Dept., Peru Zoro Mining Corporation	Claim/Property Map	Datum: WGS84 Drawn by: SMS Date: 8/10/2012 Base map: Arequipa 2538 (33-s) topo map, Instituto Geográfico Nacional (1996); scale 1:100,000

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

Prior Commitments – Supreme Decree No. 042-2003-EM
•	Perform production activities under a policy framework that aims for environmental excellence;
•	Respect the local institutions, authorities, culture, and customs; keep a propitious relationship with the population of the mining operation’s influence area;
•
Keep a continuous and opportune dialog with the regional and local authorities, the population of the mining operation’s influence area, and its representative organizations, providing them with information  regarding its mining operations;

•	Foment, preferably, local employment, offering the required training opportunities; and
•
Acquire, preferably, local goods and services to cover the necessities of its mining activities and staff, in reasonable conditions of quality, opportunity and price; creating the adequate mechanisms for agreements.

ITEM 1.                        BUSINESS - continued

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

ITEM 1.                        BUSINESS - continued

Location Map - Yura Project

The property is accessible from Arequipa by traveling about 25km northwest on Regional highway 30B through the small community of Yura.  A graded gravel and dirt road leave the highway near the Yura cement plant follows local drainages through the small Yura community, then southwest to Zoro’s camp on the Yura property, a distance of about 21km. Travel time is about 1.5 hours.  A four-wheel drive vehicle is not necessary, but recommended.  Elevations on the property range from 1200 to 2400m.

Climate in the area is typical of the Arequipa region.  It is generally warm and dry throughout the year.  The city of Arequipa is situated at the southernmost tip of Peru’s Desert Coast and enjoys plenty of sunshine, with daytime temperatures rarely dipping below 20oC.  Night time temperatures can drop sharply, particularly in June, July and August, when temperatures hover around 10oC and can feel very chilly.

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

Water is available on the property, and can also be purchased from a private agricultural canal that traverses the southern border of the property.  Power is available 5km to the east.

History

Little is known of the early prospecting or artisanal production from the Yura property.  Artisanal miners, known locally as “informales”, explored the area, and made numerous cuts and prospect pits, but no sustained mining took place.  According to local informales with whom Mr. Hiner spoke, prospecting activity probably dates back to the Incas, although Mr. Hiner saw no evidence to support this.

ITEM 1.                        BUSINESS - continued

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

ITEM 1.                        BUSINESS - continued

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

Zoro geologists describe their findings as follows:

“More than 30 veins have been located, about half of which have been sampled in outcrops and workings.  100% of the samples assayed returned gold values, from a few grams average near or on the surface, to over 200 grams at 30 meters depth on one of the veins.

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
The veins along strike occasionally form either the footwall, headwall, or even center of shear zoned hostrock.  These shear zones vary in width of 2 to 15 meters, with strike lengths up to 100 meters or more.”

Mr. Hiner’s observations generally are in agreement with the Zoro geologists’ statements as regards strike lengths, vertical persistence, and shear widths in the areas Mr. Hiner visited, but work to date has been insufficient to assess the mineral potential of individual zones. The ability to make more precise assessments is restricted by the reconnaissance level of work completed to date, the limited access available, and a paucity of reliable outcrop to ascertain the strength and persistence of shear zones and associated mineralized zones.  Of the prospects within the property, only four have been examined and sampled by Mr. Hiner: the Fortuna, the Dolores, Charlie, and the Suzi zones.  The Alma prospect is situated north of the Charlie occurrence on the same shear structure.  It was visited but not sampled as part of a traverse to examine the Charlie shear zone along strike. The Alma prospect consists of two small artisanal diggings on small quartz veins. The Iris and Eliana zones were visited briefly, and determined to be narrow quartz veins within northwest-trending shears.  Due to lack of exposure, no sampling was done.  The other zones both on and off the property were not visited by Mr. Hiner, due to the fact that they are remote and accessible only on foot. According to Zoro personnel, the prospects named but not visited or sampled consist largely of minimal prospect pits and artisanal workings that are of the same geologic mode, being narrow quartz veins in anastamosing shear zones that trend northwesterly.

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

ITEM 1.                        BUSINESS - continued

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

ITEM 1.                        BUSINESS - continued

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

Yura Technical Report Author’s sampling

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

The fifteen samples taken by Mr. Hiner are representative of silicification, iron-stained, and mineralized zones found in sheared and altered intrusive rocks.  Mr. Hiner attempted to sample obviously altered rocks in order to determine the precious metal content of mineralized or altered rocks.  Because gold is visible and coarse, Mr. Hiner consulted with ALS Chemex personnel as to an appropriate analysis technique.  The lab recommended, and Mr. Hiner concurred, that it was appropriate to analyze all the Yura samples utilizing the largest sample size available and by employing metallics screening techniques.  The samples are visually biased toward mineralized material, and are not representative of either the country rock in the area, and may not be representative of mineralization, if any, which may occur at depth in the area.  Mr. Hiner’s sample locations by prospect are set forth in the table below. Brief descriptions of Mr. Hiner’s samples and assay results are shown in the second table below.

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

ITEM 1.                        BUSINESS - continued

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

 Sample Preparation, Analyses and Security

Zoro sampling programs

Samples taken by Zoro geologists were bagged, transported to Arequipa, and sent to Jacobs Assay Office in Tucson.  Jacobs prepared the samples as follows:
1.	Samples were dried and crushed to 90% -100m.
2.	Samples were blended in a rolling cloth and mixed a minimum of 24 times.
3.	Standard fire assay procedures were performed using ½ assay ton charges.
4.	Gold and silver were determined gravimetrically and reported in grams per metric ton.
5.	Jacobs inserted internal standards and blanks randomly throughout the sample stream to maintain precision and accuracy.

In Mr. Hiner’s opinion, sample preparation and analyses were conducted to industry standards.  Although Mr. Hiner cannot comment on the level of security utilized by Zoro’s geologists, the variability of gold and silver values reported, including a large number of samples that returned no detectable gold values, suggests that security was adequate, and no attempt was made to alter the content of any of the samples taken.

Yura Technical Report Author’s sampling

No employee, officer, director, or associate of Zoro Mining Corporation was involved in the selection of samples to be taken by Mr. Hiner, involved with the collection of the samples taken by Mr. Hiner, or the preparation of the samples.

ITEM 1.                        BUSINESS - continued

The samples were sealed at the sample site and remained in Mr. Hiner’s possession.  The samples were stored in Mr. Hiner’s hotel room until they were sealed and taken by pickup truck to the Stiles office in Arequipa.  ALS Chemex personnel picked up the samples, packed and sealed the samples in a Chemex container, and delivered the samples to ALS Chemex in Lima. ALS Chemex is a certified assay laboratory under ISO 9001-2000.

ALS Chemex at Lima prepared the samples as follows:
1.	Dried the samples as necessary and crushed the samples to greater than 70% -2mm using a jaw crusher.
2.	A 500 gram split is obtained using a Jones Riffle Splitter and pulverized to greater than 85% -75 microns using standard ring and puck style pulverizing equipment.
3.
The sample is screened to separate -100mesh and +100mesh fractions.  Duplicate 50 gram fire assays analyses are done on undersize and oversize fractions.  Individual assays, calculated total weight, weight fractions, and total gold are reported.

Quality control procedures were employed by Mr. Hiner in the field for the samples collected to ensure that samples are representative of the material sampled.  ALS Chemex maintains a program of internal quality assurance and quality control to maintain and control precision, accuracy, and contamination.  These include the insertion of ALS geochemical standards and blanks into the sample analysis stream and duplicate analyses of both standards and client samples. Mr. Hiner relied on the laboratory’s quality control program to manage precision, reliability, and reproducibility.

It is Mr. Hiner’s opinion that sample preparation, security, and analytical procedures are adequate for this level of evaluation, but not for continuing exploration and resource evaluation.

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

Mr. Hiner is not aware of any quality control measures that may have been used by Zoro geologists in their sampling programs, and none of the contract geologists used by Zoro in the prior programs were available for discussion.  Because pulps and rejects from the Zoro programs were not available, Mr. Hiner did not attempt to verify prior sample results using prior sample material.  Mr. Hiner conducted a check sample analysis at two sample locations at the Dolores prospect that were pointed out by one of the private vendors.  Mr. Hiner’s sample number and assay value are compared below with the Zoro assay number and result.

Check Sample Results
Author’s sample check	Au (g/t)	Zoro sample	Au (g/t)
7021005	0.05	YEO 182	0.49
610002	3.53	YEO 181	2.47

Check sample 7021005 was taken in a channel sample cut by Zoro geologists. The variability of grade is likely a function of the presence iron oxides and silicification, and variations in gold grade are suspected to be relative to the amount of iron oxide taken in the sample.

Check sample 61002 was taken in a small cut in the wall of the Dolores zone.  The granodiorite was not visibly altered, but the rock was shattered and iron oxide veinlets were numerous.  It is Mr. Hiner’s opinion that the variability in gold values is related to the density of iron oxide veinlets and the amount of iron oxides preferentially sampled.

At the Suzi prospect, Mr. Hiner attempted to reproduce a Zoro sample on the basis of matching UTM coordinates.  Sample 7021004 was taken at 199,934E 8,190,261N, which matches the coordinates of Zoro sample YEO 125. Mr. Hiner’s results for gold were 3.08 ppm, whereas Zoro sample reported 8.23 g/t.  Mr. Hiner’s sample was a 1m chip across a vein structure in a prospect pit, whereas the

ITEM 1.                        BUSINESS - continued

Zoro sample was a dump grab.  Mr. Hiner notes that his sample weight was 1.6kg versus Zoro’s sample weight of 10.26 kg.  The sample cannot be considered a duplicate, but both samples reported gold, and Mr. Hiner believes that large sample sizes are more reliable in coarse gold settings.  Whether or not the Zoro geologist selectively sampled the dump is unknown.

Mr. Hiner’s assay data was checked against field notes to ensure that there were no unusual inconsistencies between Mr. Hiner’s reported results and field observations.  Mr. Hiner is satisfied as to the adequacy of sample collection, handling, security, preparation and analytical procedures that have been carried out.

Mr. Hiner notes that gold in assays and gold in pans in his sample results indicates a high degree of variability.  In Mr. Hiner’s experience, it is common to have a high degree of variability in the reproducibility of gold assays, particularly where coarse gold is known to exist.

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

It is Mr. Hiner’s opinion that the Yura property merits additional evaluation of known zones, and continued exploration to determine the mineralization potential elsewhere on the property, for the following reasons:
•	Widespread prospecting activities have been restricted to areas of quartz vein outcrop or quartz vein surface debris, leaving substantial strike lengths that do no display quartz-veining unexplored
•	Widespread gold in multiple prospects suggests a substantial gold mineralizing event
•	Lengthy shear zones with widths from 1m to 50m or more represent sizeable targets
•	Significant boulder scree, talus, and alluvium cover that is largely unaltered does not reflect the underlying bedrock geology, shear zone locations and size, and mineral potential
•	Exploration to date by Zoro has concentrated on areas with known gold prospects
•	Property is situated in mining-friendly jurisdiction and title is secure
•	Access and infrastructure are good. Climate and elevations are conducive to year-round operations
•	The association of gold with potassic alteration allows usage of geologic, geochemical, and remote sensing tools to guide exploration and target delineation.

It is evident from discussions with Zoro personnel and from Mr. Hiner’s results that the presence of coarse gold at Yura affects lab analyses and gold reproducibility.  Both Zoro geologists and Mr. Hiner encountered reproducibility variations, whereby gold seen in pan samples was not replicated in lab analyses.  In Mr. Hiner’s experience, high variability in gold analyses is common, but exacerbated by the presence and erratic distribution of coarse gold.  It is Mr. Hiner’s interpretation that this situation is likely to occur on a property-wide basis within the oxidized zones of mineralized shears.  Data are insufficient to predict variability of mineralization, if any, in unoxidized parts of mineralized shears.  Although nearly impossible to remove the effects of this variability, the statistical variance can be partially mitigated by taking large samples in the field, and by utilizing large sample charges in the lab.  A combination of metallics screening, bottle roll analysis, or column leaching using larger sizes may be necessary to improve analysis reproducibility.

ITEM 1.                        BUSINESS - continued

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

ITEM 1.                        BUSINESS - continued

Sierra Fritis Project, Atacama Region III, Chile.

Effective December 2, 2009, the Company exercised an Option for the acquisition from Sociedad Gareste Limitada (“Gareste”) of a 100% legal and beneficial interest in and to the Sierra Fritis Project, Harold Gardner, an officer and Director of the Company, is co-managing partner of Gareste. Under the Option (which also included the Piedra Parada project), we (i) issued an aggregate of 19,400,000 restricted shares of our common stock to the vending parties; (ii) agreed to pay or cause to be paid all underlying regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing; and (iii) granted to Gareste a 2% net smelter return (“NSR”) royalty on the proceeds of any production from the Fritis property, capped at $6,000,000, one-half of which can be repurchased by the Company at any time before commencement of any production for the sum of $2,000,000.  The Fritis titles remain in Gareste currently pending completion of title transfers and notifications at the mining registry.

The Fritis property consists of 8 mineral exploration concessions covering approximately 2,400 hectares (5,930 acres), located roughly 40 kilometers to the south of Copiapó, Chile, via paved highway and improved roads, and at an elevation of 500 meters. These concessions appear to contain epithermal precious metals targets. The property was previously controlled by Teck-Cominco until mid-2009 when the concessions lapsed and were acquired by Gareste, who conducted a surface sampling program in late 2009.  Zoro has identified several areas at the concessions which could be the targets of future exploration efforts. However, the Company has no current exploration plans for the remainder of 2012 for the Sierra Fritis property.

Piedra Parada Project, Atacama Region III, Chile

Effective December 2, 2009, the Company exercised an Option for the acquisition from Gareste of interests in and to the Piedra Parada salar Project, Harold Gardner, an officer and Director of the Company, is co-managing partner of Gareste. Under the Option (which also included the Sierra Fritis project), we (i) issued an aggregate of 19,400,000 restricted shares of our common stock to the vending parties; (ii) agreed to pay or cause to be paid all underlying regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing; and (iii) granted to Gareste a 2% net smelter return (“NSR”) royalty on the proceeds of any production from the Piedra Parada property, capped at $6,000,000, one-half of which can be repurchased by us at any time before commencement of any production for the sum of $2,000,000.  The Piedra Parada titles remain in Gareste currently pending completion of title transfers and notifications at the mining registry.

The project lies roughly 310 kilometers to the northeast of Copiapó, the capital of Region III, via paved highway and improved roads, and is at an elevation of over 4,000 meters. The 19 Piedra Parada property mineral exploration concessions cover a total of 3,600 hectares (8,895 acres) in a prototypical salar — a dry lake bed with inflow waters and subsurface brines. However, Gareste, the vendor at Piedra Parada, owned and conveyed to Zoro senior concession rights on only 2,100 hectares (5,189 acres), and also conveyed overstaked concessions on 1,500 additional hectares (3,706 acres) which are subject to the senior rights of a third party.

The rights to lithium, light metals and commercial salts (collectively, the “Lithium Materials”) in these concessions have been previously conveyed to a third-party, with Gareste retaining a 2% NSR royalty on Lithium Materials. In addition, this third party is obligated to remit a payment of US$2,000 per month as a lease and rental remittance fee to maintain the Piedra Parada concessions through the exploration stage, which payments will increase to US$5,000 per month at such time as these concessions are converted to exploitation status.  In connection with the acquisition by Zoro, Gareste has conveyed the NSR and the rights to receive payments at Piedra Parada, and other attendant rights to Zoro.

Previous work by Gareste at the project in the 1990’s included surface and auger drill field testing and sampling of the sediments and inflow streams.  Zoro has targeted possible precious metals and platinum group metals exploration efforts relating to the inflow waters and the uplifted dry lake bed surface sediments. However, we have no current exploration plans for the remainder of 2012 for the Piedra Parada property.

PROPOSED FUTURE BUSINESS OPERATIONS

Our current strategy is to obtain sufficient funding to re-commence exploration activities on our core properties. We may consider further acquisitions of additional mineral opportunities which fall within the criteria of providing a geological basis for development of mining initiatives that can provide near term revenue potential and capital repatriation from production cash flows to create expanding reserves. We anticipate that our principal ongoing efforts, subject to adequate funding being available, will be focused on advancing the exploration status of several of our core projects to the level of development of legally reportable reserves.

ITEM 1.                        BUSINESS - continued

MATERIAL AGREEMENTS

Lease Agreement Guarantor

We have guaranteed the remaining lease term at previous premises previously occupied in Tucson. We are a guarantor of a lease agreement effective September, 1, 2007 that obligates us under conditions of default by a previously related party lessee (a company which had two directors in common with us), to pay for the entire lease relating the company’s Tucson office until the end of the lease term through January 31, 2011 or as amended or renewed. As at April 30, 2012, the gross value of the guarantee was $212,774. The lessee has defaulted on the lease and the lessee subsequently moved offices. The potential liability, if any, as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is presently not determinable, and we have not been advised of the results, if any of negotiations by the lessee to settle this potential liability with the landlord.

Advisory and Capital Raise Services Agreements

On January 20, 2010 a vendor entered into a non-exclusive contract with Zoro to provide financing and capital markets advisory services with the goal of raising equity funding for Zoro. The term of the contract is from signing until January 31, 2011 and automatically renews in 90 day increments unless and until cancelled by either party. In consideration we agreed to pay the vendor a retainer fee of $10,000 plus 8% of any equity financing secured by the vendor. In the event the equity financing occurs with an entity introduced by certain excluded entities, the fee is reduced to 3%. In addition, we have agreed to issue the vendor share purchase warrants equal to 10% of the securities sold in such equity financing at a price of $0.70 and having an expiry date which is 3 years from the issue date. In the event the vendor secures debt financing, the fees paid to the vendor are as follows; 8% of the first $2,000,000, plus 6% of proceeds between, $2,000,001 and $7,000,000 if any, plus 4% of proceeds in excess of $7,000,000 if any. On March 10, 2011, we formally terminated this contract.

We have entered into an agreement dated October 11, 2010 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services we will issue 200,000 shares of our common stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition, we will issue 200,000 options to the consultant to purchase our shares at such time as we have closed on at least $2 million in net proceeds attributable to the efforts of the consultant. In addition and subject to certain conditions, we will issue to the consultant 100,000 options to purchase our shares for every $1 million in additional net proceeds attributable to the efforts of the consultant. The shares were not issued as at April 30, 2012 due to a delay in starting the program.

On February 3, 2011, we entered into a non-exclusive contract with a different vendor to provide financing and share placement efforts with the goal of raising equity funding for us. The vendor was paid a retainer fee of $15,000, and for funds raised for us, was to receive a fee of 10% of cash raised, plus share purchase warrants equal to 10% of the securities sold in any equity financing.  On May 17, 2011, we formally terminated this contract.

On June 7, 2011, we entered into an exclusive contract with a different vendor, terminable on two month’s notice, to provide financing and share placement efforts with the goal of raising equity funding for us. In consideration we agreed to pay the vendor a retainer fee of $12,500, a monthly retainer of $7,000, plus 10% of the aggregate gross proceeds of any financing secured by the vendor. In addition, we agreed to issue the vendor share purchase warrants equal to 10% of the securities sold in such financing, on the same terms as the financing. On October 1, 2011, we provided notice of termination of this agreement to the vendor.

Investor Relations Consulting Agreement

Effective on August 23, 2010, our Board of Directors authorized August 17, 2010 as the Commencement Date and effectiveness of activities under an Investor Relations Consulting Agreement with Bravo International Services (“Bravo”.) Bravo’s services included the building our Company’s investment audience through the dissemination of corporate data packages, broker presentations, broker communications, mining analyst communications, attending trade shows and handling shareholder enquiries regarding the Company.  Under the Investor Relations Consulting Agreement, our Company was obligated to compensate Bravo $7,500 per month for nine (9) months from the Commencement Date and deliver Bravo Two Hundred Thousand (200,000) shares of the Company’s common stock.  On February 11, 2011, the Company terminated the Bravo contract for cause and has since commenced an arbitration under the rules of the American Arbitration Association against Bravo for breach of contract and fiduciary duties. On March 29, 2012 the arbitrator awarded the Company $80,000 in damages.

ITEM 1.                        BUSINESS - continued

Consulting Agreement

On December 22, 2011, but having an effective date of September 26, 2011, we entered into a consulting agreement with Minex Ventures II, LLC (“Minex”), a Colorado limited liability company, whereby Minex will provide and perform for our benefit the following services: (i) assisting in the negotiation and facilitating the arrangements necessary to assemble the Yura Yebecahas Mining Project located in Arequipa, Peru (the “Yura Project”); (ii) assisting in the negotiation and facilitating a letter of intent with Formacion Yura Exploracion S.A.C., Donald Stiles and South American Immobiliara S.A.C. for a joint venture on the Yura Project; (iii) assisting in the negotiation with the owners of the approximately 1,500 hectares of exploration concessions (specifically known as the “Fortuna Properties”) to have the Fortuna Properties placed into the Yura Project; (iv) assisting us with engaging qualified and experienced geologists and other experienced exploration personnel required for any exploration programs on the Yura Project; (v) assisting us with raising equity capital on terms acceptable to us and Minex; (vi) assisting in the identification of gold exploration projects in Peru which may enhance shareholder value for us; (vii) assisting in the negotiation of all proposed or potential joint venture and/or financing arrangements in connection with the ongoing development of our business; and (viii) assisting in and facilitating in the setting up of corporate alliances in Peru for us, or for any of our subsidiaries, as the case may be and as may be determined by us in our sole and absolute discretion, with potential and strategic business and financial partners for the purposes of our ongoing development and financing. In consideration for the services we will pay a consulting fee of $200,000 of which an initial $100,000 of the fee has already been paid to Minex prior to execution of the consulting agreement and a further $100,000 is to be paid to Minex on or before March 31, 2012 . As at April 30, 2012 $25,000 of this amount was owing to the consultant. The services to be provided under the consulting agreement have been substantially completed by December 31, 2011. A copy of the consulting agreement was attached as an Exhibit to our Form 10-Q filed with the SEC on March 21, 2012.

 Corporate Services Agreement

On November 1, 2011, the Company entered into an agreement with West Peak Capital Corp. to provide administrative and investor relations services to the Company for a period of twelve (12) months. The Company agree to reimburse the party CAD$17,000per month. The agreement is cancellable by the Company with sixty (60) days written notice and by West Peak with ninety (90) days written notice.

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

ITEM 1.                        BUSINESS - continued

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

EMPLOYEES

Dr. David Hackman, our Vice President of Exploration, Frank Garcia, our Chief Financial Officer, and Harold Gardner, our interim CEO and President, Chief Operating Officer/Vice President of Business Development are primarily responsible for all of our day-to-day operations.  All services are provided by outsourcing, consultant and special purpose contracts.

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

ITEM 1A.                     RISK FACTORS - continued

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

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have a net loss totaling approximately $24,901,446 from April 20, 2004 (inception) to April 30, 2012.  During the year ended April 30, 2012, we had no revenue and incurred a net loss of approximately $4,092,593.  We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional mineral exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

ITEM 1A.                     RISK FACTORS - continued

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

The financial statements for the fiscal years ended April 30, 2012 and April 30, 2011 have been prepared assuming that the Company will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

We will require additional funding in the future. Our current levels of debt are high.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited.  Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of mineral. Further, our current debt levels are approximately $2,700,000, which includes liabilities of $1,600,000 payable in capital stock, and existing and further debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.  Existing debt may at a future date be settled with equity causing dilution to existing shareholders.

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

We are not currently engaged in mining operations because we are in the exploration phase and have not yet any proven mineral resources or proven mineral reserves. We do not presently carry property and liability insurance. Cost effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances. The Company relies on operating arrangements in countries of in which it conducts exploration activities.

ITEM 1A.                     RISK FACTORS - continued

The mineral exploration and mining industry is highly competitive and there is no assurance that we will be successful.

The mineral exploration and mining industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce mineral, but also market mineral and other products on aregional, national or worldwide basis. These companies may be able to pay more for productive mineral properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low mineral market prices. Our larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover productive prospects in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing mineral properties.

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

ITEM 1A.                     RISK FACTORS - continued

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

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of David Hackman, our Vice President of Exploration and a director, Frank Garcia, our Chief Financial Officer, and Harold Gardner, our interim Chief Operating Officer and President, and Chief Operating Officer, Vice President of Business Development and a director. Further, we do not have key man life insurance on any of these individuals. We may not have the financial resources to hire a replacement if any of our officers were to die or resign.  The loss of service of any of these employees could therefore significantly and adversely affect our operations.

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

In particular, we note that the following officers and directors of our Company are also officers and directors of Pacific Copper Corp., another exploration stage mining company with interests in Chile and Peru:  (i) David Hackman, our Vice President of Exploration and a director, is President, Chief Executive Officer and a director of Pacific Copper; and (ii) Harold Gardner, our interim Chief Executive Officer and President, and Chief Operating Officer, Vice President of Business Development and a director, is a director of Pacific Copper.  In addition, the following officers and directors of our Company are also officers and directors of Pan American Lithium Corp., an exploration stage mining company with interests in Chile, and Titan Iron Ore Corp.:  (i) David Hackman is Vice President, Exploration of PanAmerican Lithium and Titan Iron Ore, and (ii) Frank Garcia, our Chief Financial Officer, is also Chief Financial Officer of Pan American Lithium and Titan Iron Ore.  Our Company, Pacific Copper and Pan American Lithium enjoy administrative synergies as these companies share facilities and staff in the United States as well as South America.  Management’s view is that there are minimal, if any, potential conflicts in terms of corporate opportunities between our Company and these other companies because our Company’s focus is gold exploration whereas Pacific Copper’s focus is copper exploration, Pan American Lithium’s focus is lithium exploration and Titan Iron Ore’s focus is iron ore exploration.  As such, we do not have any formal protocols in place to address potential conflicts in terms of corporate opportunities.

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

ITEM 1A.                     RISK FACTORS - continued

Risks Related to Our Common Stock

The trading price of our common stock on the OTC Bulletin Board will fluctuate significantly and stockholders may have difficulty reselling their shares.

As of the date of this Annual Report, our common stock trades on the OTCQB operated by OTC Markets Group. There is a volatility associated with OTCQB securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts’ estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

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

ITEM 2.                        PROPERTIES

We occupy and pay an allocable share of principal office space located at 3040 North Campbell Avenue, #110, Tucson, Arizona, 85719. The office space is for corporate staging of South American exploration activities, administration, bookkeeping, mailing, and courier purposes and costs us approximately $1,000 monthly. The offices are shared with Pacific Copper Corp., a Delaware public corporation (“Pacific Copper”), Pan American Lithium Corp. a British Columbia public company (“Pan American”) and Titan Iron Ore Corp., a Nevada public corporation.

Our contractual operator in Chile, Sociedad Gareste Limitada, also occupies operating offices in Chile, the costs of which are shared with Pacific Copper and Pan American in order to decrease overall expenditures in areas of similar operation.  Certain of our directors and management are also officers, directors and management of Pacific Copper, Pan American and Titan Iron Ore.  See “Item 12. Certain Relationships and Related Transactions and Director Independence.”

We have guaranteed the remaining lease term at previous premises previously occupied in Tucson.  The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a previously related party lessee (a company which had two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson office until the end of the lease term through October 31, 2010 or as amended or renewed.  As at April 30, 2012, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and the lessee subsequently moved offices. The potential liability, if any, as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is presently not determinable, and the Company has not been advised of the results, if any of negotiations by the lessee to settle this potential liability with the landlord.

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

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “ZORO:OB” on approximately February 12, 2007. On April 22, 2009, the Company’s trading symbol changed to “ZORM:OB” in connection with a 20:1 reverse share split, and currently trades under the symbol “ZORM.QB” on the OTCQB Exchange.  The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTC Bulletin Board, adjusted to give effect to our April 22, 2009 reverse stock split. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Month Ended	High Bid	Low Bid
April 30, 2012	0.24	0.15
January 31, 2012	0.39	0.14
October 31, 2011	0.28	0.07
July 31, 2011	0.29	0.09
April 30, 2011	0.35	0.19
January 31, 2011	0.37	0.15
October 31, 2010	0.55	0.25
July 31, 2010	0.70	0.21

As of July 27, 2012, we had 177 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Zoro Mining Corp. 2008 Stock Incentive Plan (the “2008 Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of April 30, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders	-0-	-0-	-0-

Equity Compensation Plans Not Approved by Security Holders
2008 Stock Option Plan	-0-	n/a	3,646,899	*

Total	-0-	--	3,646,899
*
Available shares based upon 15% of the total issued and outstanding of 57,645,991 shares of common stock as of April 30, 2012 less the 5,0000,000 restricted stock awards that were issued on August 29, 2011.

2008 Stock Incentive Plan

On February 7, 2008, our Board of Directors authorized and approved the adoption of the 2008 Plan effective February 7, 2008, under which the maximum aggregate number of shares which may be issued pursuant to all awards under the 2008 Plan is 15% of the issued and outstanding common shares and the maximum aggregate number of shares that may be granted in the form of incentive stock options is 10,000,000.

The purpose of the 2008 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2008 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2008 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2008 Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 15% of the issued and outstanding shares of common stock and an aggregate if 10,000,000 shares in the form of incentive stock options. At the time a Stock Option is granted under the 2008 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

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

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

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

Incentive Stock Options

The 2008 Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options, one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the “Incentive Stock Options”). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of the common shares of the Company, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

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

On October 5, 2011, we issued 6,543,114 shares of our common stock to three individuals, which are related parties, pursuant to Settlement Agreements with respect to the conversion of outstanding debts owed to such related parties in the aggregate amount of $1,090,737 at a price of $0.10 per share. We believe that the issuances are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the offer and sale of securities did not involve a public offering.

One December 13, 2011, we accepted twelve subscription agreements and issued an aggregate of 7,866,666 units of our company to twelve investors at a price of $0.15 per unit for gross proceeds of $1,180,000. Each unit is comprised of one share of our common stock and one half of one share purchase warrant. One whole share purchase warrant is exercisable into one share of our common stock at an exercise price of $0.25 per share until December 13, 2013.  We issued the securities to six non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On February 9, 2012, we issued 100,000 shares of our common stock to a consultant as settlement related to a cancelled contract whereby an agreed amount owing to the consultant of $22,000 was converted at a price of $0.22 per share. We relied on exemptions from registration under the Securities Act provided by Rule 903 of Regulation S as the shares were issued to non-U.S. persons through an offshore transaction which was negotiated and consummated outside of the United States.

On May 29, 2012, we accepted seven subscription agreements and issued an aggregate of 1,943,334 units of our company to seven investors at a price of $0.15 per unit for gross proceeds of $291,500.05. Each unit is comprised of one share of common stock and one half of one share purchase warrant. One whole share purchase warrant is exercisable into one share of common stock at an exercise price of $0.25 per share until May 29, 2014.  We issued the securities to one non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

During the year, the Company issued 1,067,312 shares of the Company’s common stock to the holder of a $42,500 convertible note who exercised the conversion right in four separate conversions.

On February 27, 2012 the Company engaged a consultant to perform certain services in exchange for 98,041 shares of the Company's common stock. The value of the services associated with the stock issuance was valued at the trading price of $0.17 on the date the shares were issued. The Company recorded an investor relations expense of $16,667.

ITEM 6.                       SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors”. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

 RESULTS OF OPERATION

Fiscal Year Ended April 30, 2012 Compared to Fiscal Year Ended April 30, 2011.

During fiscal year ended April 30, 2012, we incurred expenses of $4,106,520 compared to $1,944,660 incurred during fiscal year ended April 30, 2011 (an increase of $2,161,860). These operating expenses incurred during fiscal year ended April 30, 2012 consisted of: (i) depreciation of $56,952 (2011: $58,289); (ii) filing and transfer agent fees of $20,976 (2011: $17,075); (iii) interest expense of $70,330 (2011: $95,347); (iv) investor relations costs of $42,200 (2011:  $213,574); (v) management and administration fees of $692,580 (2011: $556,256); (vi) mineral exploration costs of $2,507,779 (2011: $717,553); (vii) office and general costs of $77,291 (2011: $175,283); (viii) professional fees of $188,409 (2011: $111,283); and (ix) salaries and consulting fees of $450,000 (2011: $Nil), impairment of mineral property costs of $3 (2011: $Nil)
Expenses incurred during fiscal year ended April 30, 2012 compared to fiscal year ended April 30, 2011 increased primarily due to the substantial increase in mineral exploration costs, management and administration fees, professional fees, and salaries and consulting fees.

In addition to expenses incurred during fiscal year ended April 30, 2012 of $4,106,520, we recorded a derivative loss of $9,415, a gain on settlement of debt of $47,946 and impairment of mining equipment of $24,604 resulting in a net loss of $4,092,593 (2011 - $1,993,389).

The weighted average number of shares outstanding was 47,165,173 for fiscal year ended April 30, 2012 compared to 28,637,695 for fiscal year ended April 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended April 30, 2012

As at fiscal year ended April 30, 2012, our current assets were $15,657 and our current liabilities were $2,726,815, which resulted in a working capital deficit of ($2,711,158). As at fiscal year ended April 30, 2012, current assets were comprised of cash in the amount of $9,181 and $6,476 in other receivables.  As at fiscal year ended April 30, 2012, current liabilities were comprised of: (i) $200,000 in convertible notes, (ii) $717,280 in accounts payable and accrued liabilities; (iii) $24,649 in promissory notes payable; (iv) $1,600,000 in liabilities payable in capital stock; and (v) $184,886 in debt due to related parties.

As at April 30, 2012, our total assets were $15,662 (2011 - $171,137) comprised of: (i) $15,657 in current assets as described above; and (ii) $5 in valuation of mineral properties.

As at April 30, 2012, our total liabilities were $2,726,815 (2011 - $1,941,215) comprised of $2,726,815 in current liabilities as described above. The increase in liabilities during fiscal year ended April 30, 2012 from fiscal year ended April 30, 2011 was primarily due to an increase in liabilities payable in capital stock which substantially offset the decrease in accounts payable and accrued liabilities and amounts due to related parties.

Total Stockholders’ deficiency increased from $1,770,078 for fiscal year ended April 30, 2011 to $2,711,153 for fiscal year ended April 30, 2012.

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - continued

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended April 30, 2012, net cash flows used in operating activities was $1,573,461 compared to $320,378 for fiscal year ended April 30, 2011. Cash flows used in operating activities for fiscal year ended April 30, 2012 consisted primarily of a net loss of ($4,092,593) adjusted by: (i) $24,604 in impairment of equipment; (ii) $9,415 in adjustment to fair value of derivative instruments; (iii) $12,145 in amortization of debt discount; (iv) $56,952 in depreciation; (v) $488,667 in shares issued for services; and (vi) ($47,946) in gain on settlement of debt.  Net cash flows used in operating activities were further changed by: (i) a decrease of $1,937 in other receivables and prepaid expenses; (ii) an increase of $411,116 due to related parties; and (iii) an increase of $1,562,239 in accounts payable and accrued liabilities.

Net Cash Provided by Investing Activities

For fiscal year ended April 30, 2012, net cash flows provided by investing activities was $Nil compared to $Nil for fiscal year ended April 30, 2011.

Net Cash from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For fiscal year ended April 30, 2012, net cash flows provided from financing activities was $1,501,481 compared to $366,749 for fiscal year ended April 30, 2011. Cash flows from financing activities for fiscal year ended April 30, 2012 consisted of: (i) $1,501,481 in proceeds from common stock issuances and subscriptions.

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

At April 30, 2012, we had cash of $9,181 and a working capital deficit of $2,711,158. During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months.  Management anticipates that further advances and debt instruments, and equity private placements will be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity to third parties, and debt instruments from related and non-related parties.  There are no material covenants or similar provisions in the Company’s existing debt arrangements that would inhibit our ability to raise capital.

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

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - continued

MATERIAL COMMITMENTS

As of the date of this Annual Report, and our obligations under the Mineral Property Acquisition Agreements, as discussed above under Item 1. Business – Mineral Property Acquisition Agreements, and the agreements discussed below summarize our material commitments.

Related Party Arrangements

We participated in a cost sharing arrangement with several other public companies.  Pacific Copper Corp. (with two directors in common with us) and Pan American Lithium Corp. (one director and two officers in common) who indirectly share South American operating offices, and in Arizona also with Titan Iron Ore Corp. The expenditures relate to shared exploration staging and administration in similar operating areas of Chile and Peru including shared site offices in each country, and in the United States. During the fiscal year ended April 30, 2009, a total of $430,000 was advanced to us from Pacific Copper Corp. secured by non-interest bearing promissory notes of which $Nil was owing as at April 30, 2012 (April 30, 2011: $79,129).

During the fiscal year ended April 30, 2012, we incurred a total of $90,000 (2011: $90,000) to a director and officer of Zoro for management of South American exploration with such costs recorded as administrative costs.  As of April 30, 2012, an aggregate of $115,420 (April 30, 2011: $405,696) was owed to this director for unpaid fees and reimbursement of expenses.

During the fiscal year ended April 30, 2012, we incurred a total of $114,461 (2011: $141,377) to a director and officer of Zoro for management services with respect to the administration of Zoro.  As if April 30, 2012, an aggregate of $37,837 (April 30, 2011: $134,929) was owed to this director and officer for unpaid services and reimbursement of expenses.

During the fiscal year ended April 30, 2012, we paid an officer of Zoro $25,475 (2011: $47,906) for administrative services.

During the fiscal year ended April 30, 2012, we incurred a total of $225,804 (2011 - $232,464) to a private Chilean company that provides exploration services to us in Chile via an operator agreement, and has a director in common, of which $18,704 was owing at April 30, 2012 (April 30, 2011 - $139,754 ) with such costs recorded as exploration costs in Chile, South America.

During the fiscal year ended April 30, 2012, we paid an officer of Zoro $30,399 (2011: $51,687) for accounting services.

During the fiscal year ended April 30, 2012, we incurred to a company managed by an officer and director $30,000 (2011: $15,000) for administrative services.  As of April 30, 2012, an aggregate of $12,925 (April 30, 2011: $Nil) was owed to this company for unpaid services and unreimbursed expenses.

During the fiscal year ended April 30, 2012, we issued 5,000,000 shares of common stock under restricted share agreements to various officers and directors: 2,000,000 shares were issued to a director and officer; 2,000,000 shares were issued to a former officer and director; and 500,000 shares were issued each to two officers.

During the fiscal year ended April 30, 2012, we issued an aggregate of 6,543,114 shares of common stock to various officers and directors  in exchange for retirement of debts owed by the Company in the aggregate amount of $1,090,736 and at a negotiated price of $0.1667 per share.  At the time of the issuance the common shares of the Company were trading at $0.10 per share and at a market value of $654,311 note 8).  Therefore, the Company recorded a gain in additional paid in capital of $436,425.

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

Between August 18, 2011 and September 23, 2011, the holder of the $42,500 convertible note converted the entire principal amount into 1,067,312 shares of common stock.

Promissory Notes

During the fiscal year ended April 30, 2012, the Company borrowed $20,000 at 8% interest from an unrelated party.  At April 30, 2012 the balance owing including the interest was $24,649 (April 30, 2011: $21,997).

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - continued

Lease Agreement Guarantor

We have guaranteed the remaining lease term at previous premises previously occupied in Tucson.  The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a previously related party lessee (a company which had two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson office until the end of the lease term through January 31, 2011, or as amended or renewed.  As at April 30, 2012, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and the lessee subsequently moved offices. The potential liability, if any, as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is presently not determinable, and the Company has not been advised of the results, if any of negotiations by the lessee to settle this potential liability with the landlord.

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

The Company has entered into an agreement dated October 11, 2010 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will issue 200,000 shares of its commons stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant.  The shares were not issued as at April 30, 2012 due to a delay in starting the program.

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

On June 7, 2011, the Company entered into an exclusive contract with a different vendor, terminable on two month’s notice, to provide financing and share placement efforts with the goal of raising equity funding for the Company. In consideration the Company agreed to pay the vendor a retainer fee of $12,500, a monthly retainer of $7,000, plus 10% of the aggregate gross proceeds of any financing secured by the vendor. In addition, the Company agreed to issue the vendor share purchase warrants equal to 10% of the securities sold in such financing, on the same terms as the financing.  On October 1, 2011, we provided notice of termination of this agreement to the vendor.

Property Acquisition Agreements

On September 23, 2009, the Company entered into a Mineral Assets Option Agreement (the “Option”) with Sociedad Gareste Limitada (“Gareste”) and other vendors, for the proposed acquisition by Zoro of the Piedra Parada and Fritis precious metals projects located in Chile’s Atacama Region III.  Harold Gardner, an officer and Director of the Company, is co-managing partner of Gareste. Effective December 2, 2009, the Company exercised the Option and completed the acquisition of a 100% legal and beneficial interest in and to the Piedra Parada Project and the Fritis Project.  Under the Option, the Company (i) issued 19,400,000 restricted shares of its common stock to the vending parties; (ii) agreed to pay or cause to be paid all underlying regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing; and (iii) granted to Gareste a 2% net smelter return (“NSR”) royalty on the proceeds of any production from each of the Piedra Parada and Fritis properties, capped at $6,000,000 at each property, one-half of which at each property can be repurchased by the Company at any time before commencement of any production at that property for the sum of $2,000,000.  The Piedra Parada and Fritis titles remain in Gareste currently pending completion of title transfers and notifications at the mining registry.

On March 31, 2011 the Company entered into an Earn-In agreement with Llanos de Caldera, S.A. Cerrada, (“Llanos”), a privately-held Chilean corporation, for participation by Llanos in the Escondida project.  The agreement granted Llanos a one-year period during which to act as operator and expend US$500,000 in qualifying expenditures at the project, constituting an initial exploration program and including drilling, sampling analytical and metallurgical test work.  At the end of the period, if it has properly incurred the qualifying expenditures, Llanos can elect to Earn-In and acquire an undivided 70% of the Escondida project.  On Earn-In the parties will form a joint venture and execute a Joint Operating Agreement whereby Llanos will be the Operator, and the parties shall fund their respective shares of expenses going forward. With Zoro’s consent, Llanos subsequently assigned its rights in the earn-in agreement to the Escondida Chile Joint Venture, a partnership between Llanos and the HEI Escondida Joint Venture.As at April 30, 2012, Escondida Chile was still in the process of conducting the exploration and drilling program with the results to be determined in the latter half of 2012. Although the agreement has lapsed, the parties have not formally cancelled it as at April 30, 2012.

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - continued

We entered into an Asset Purchase Agreement (the “Fortuna Agreement”) dated February 22, 2010, with two vending parties to acquire a 100% interest in three property mineral exploration concessions covering approximately 1,500 hectares as an extension to our existing Yura gold prospect located 30 kilometers west of Arequipa, Peru (the “Fortuna Properties”).

The Fortuna Properties target precious metals and are comprised of three concessions that are accessible year round via paved highway and improved roads. Harold Gardner, an officer and director of Zoro, is an indirect minority shareholder of one of the vending parties. Subject to final due diligence, the lifting of a cease trade order issued by the British Columbia Securiites Commission (which occurred on October 21, 2010), and other customary closing conditions, we planned to (i) issue 6,000,000 restricted shares of its common stock to the vending parties; (ii) pay to the vending parties $100,000 prior to the closing of the acquisition, $125,000 at the closing date, and $100,000 six months from the closing date; and (iii) grant to the vending parties, a 2.5% net smelter return (“NSR”) royalty on the proceeds of any production from the Fortuna Properties capped at $20,000,000, 1.5% of which can be repurchased by us at any time before commencement of any production for the sum of $8,000,000. The NSR also called for an advance minimum yearly payment of $100,000 to the vending parties, which amounts are credited against any royalties ultimately payable. This Fortuna Agreement was never closed and the Fortuna Properties were folded into the Yura Agreement described below.

On October 4, 2011, we announced that we had entered into a binding Letter of Intent with various parties (the “Yura Agreement”), to earn up to a 75% indirect interest in the consolidated Yura Mining District (roughly 7,200 hectares), located approximately 30 km west of Arequipa, Peru. We had also entered into an agreement with Minex Ventures II, LLC (“Minex”), to compensate Minex for consideration furnished to or on behalf of us for both pre-existing and future obligations owed by us in the Yura District (the “Minex Agreement”).

Our holdings (the “Zoro Properties”) in the Yura District consisted of over 2,100 hectares of exploration concessions acquired in 2007 by Zoro Peru S.A.C. (“Zoro Peru”), our 99%-owned subsidiary, in exchange for shares of our common stock.

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

The Minex Agreement recognizes the contributions of Minex and consideration furnished on behalf of Zoro, and provides the following key terms:

•	Minex has contributed or has caused to be contributed US$1.6 million for exploration, and concession and permitting maintenance expenses, and related overhead at the Zoro Properties

•
Minex has absolved Zoro from the shares and monies otherwise payable to the Fortuna Vendors with respect to the acquisition of the Fortuna Properties totalling approximately 1,500 hectares of exploration concessions, which have now been contributed to the Yura Project

•	Minex has agreed to use its best efforts to raise an additional $1.2 million for Zoro, to fund the first phase exploration programs on the consolidated Yura Project

•
Zoro and Minex agreed that the value of the Minex contributions is US$3 million and Zoro has agreed to issue 18 million shares of its common stock to Minex or to those designated by Minex, subject to satisfying applicable securities law

•	Minex shall have the right to appoint two members to Zoro’s Board of Directors

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - continued

On March 15, 2012 but having an effective date of September 27, 2011, we entered into an Amendment Agreement with Minex (the “Amendment Agreement”) whereby the parties agreed to amend the Minex Agreement so that the agreed value of the Minex contributions under the original Minex Agreement is US$1.6 million instead of US$3 million and that we agree to issue 10 million shares of common stock instead of 18 million shares of common stock to Minex or to those designated by Minex, subject to satisfying applicable securities laws.

Investor Relations Consulting Agreement

Effective on August 23, 2010, our Board of Directors authorized August 17, 2010 as the Commencement Date and effectiveness of activities under an Investor Relations Consulting Agreement with Bravo International Services (“Bravo”.)

Bravo’s services were to include, building our Company’s investment audience through the dissemination of corporate data packages, broker presentations, broker communications, mining analyst communications, attending trade shows and handling shareholder enquiries regarding the Company.  Under the Investor Relations Consulting Agreement, our Company is obligated to compensate Bravo $7,500 per month for nine (9) months from the Commencement Date and deliver Bravo Two Hundred Thousand (200,000) shares of the Company’s common stock.  On February 11, 2011, the Company terminated the Bravo contract for cause and has since commenced an arbitration under the rules of the American Arbitration Association against Bravo for breach of contract and fiduciary duties.  On March 29, 2012 the arbitrator awarded the Company $80,000 in damages.

Consulting Agreement

On December 22, 2011, but having an effective date of September 26, 2011, we entered into a consulting agreement with Minex Ventures II, LLC (“Minex”), a Colorado limited liability company, whereby Minex will provide and perform for our benefit the following services: (i) assisting in the negotiation and facilitating the arrangements necessary to assemble the Yura Yebecahas Mining Project located in Arequipa, Peru (the “Yura Project”); (ii) assisting in the negotiation and facilitating a letter of intent with Formacion Yura Exploracion S.A.C., Donald Stiles and South American Immobiliara S.A.C. for a joint venture on the Yura Project; (iii) assisting in the negotiation with the owners of the approximately 1,500 hectares of exploration concessions (specifically known as the “Fortuna Properties”) to have the Fortuna Properties placed into the Yura Project; (iv) assisting us with engaging qualified and experienced geologists and other experienced exploration personnel required for any exploration programs on the Yura Project; (v) assisting us with raising equity capital on terms acceptable to us and Minex; (vi) assisting in the identification of gold exploration projects in Peru which may enhance shareholder value for us; (vii) assisting in the negotiation of all proposed or potential joint venture and/or financing arrangements in connection with the ongoing development of our business; and (viii) assisting in and facilitating in the setting up of corporate alliances in Peru for us, or for any of our subsidiaries, as the case may be and as may be determined by us in our sole and absolute discretion, with potential and strategic business and financial partners for the purposes of our ongoing development and financing. In consideration for the services we will pay a consulting fee of $200,000 of which an initial $100,000 of the fee has already been paid to Minex prior to execution of the consulting agreement and a further $100,000 is to be paid to Minex on or before March 31, 2012. As at April 30, 2012 $25,000 of this amount was owing to the consultant.. The services to be provided under the consulting agreement have been substantially completed by December 31, 2011. A copy of the consulting agreement was attached as an Exhibit to our Form 10-Q filed with the SEC on March 21, 2012.

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

 GOING CONCERN

The independent auditors’ report accompanying our April 30, 2012 and 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - continued

CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Fiscal Year

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company's fiscal year-end is April 30.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates with regard to these financial statements relate to carrying values of mineral properties, estimated useful lives of equipment, fair value of stock-based transactions, and the determination of the valuation allowance  for income taxes.

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

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - continued

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at April 30, 2012 and 2011 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive.

Comprehensive Loss

The Company reports comprehensive income or loss in a single continuous statement in its consolidated statement of operations and comprehensive loss .

Mineral Property Costs

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are initially capitalized in accordance with the ASC 805-20-55-37, previously referenced as EITF 04-2 when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities - Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company has previously determined that its mineral properties have been impaired and has recorded an impairment charge of $10,756,203.

Financial Instruments

The fair market value of the Company's financial instruments comprising cash, accounts payable and accrued liabilities, liabilities payable in capital stock,  promissory notes payable, due to related parties and convertible notes,  were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions. The Company has not experienced any material losses in such accounts.

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

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - continued

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

Stock-Based Compensation

The Company records stock-based compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the goods and services received or consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company has  a stock option plan, but no stock options have been granted to date and no  related stock-based compensation has been recorded.

Long-Lived Assets

The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are recognized in the statement of operations  as the excess of the carrying amount of the asset over its estimated fair value.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are effective for annual periods beginning after December 15, 2011. Since ASU 2011-05 addresses financial presentation only, its adoption will not impact the Company's consolidated financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting for Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal year beginning after December 15, 2011   . We do not expect the adoption of ASU 2011-12 to have a material impact on the Company's consolidated financial position or results of operations.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following  financial statements of Zoro Mining Corp. are included in this Year Ended report on Form 10-K:

Page
Consolidated Balance Sheets as at April 30, 2012 and April 30, 2011	68

Consolidated Statements of Operations and Comprehensive Loss for the years ended April 30, 2012 and April 30, 2011 and for the period from inception (April 20, 2004) to April 30, 2012	69

Consolidated Statements of Cash Flows for the years ended April 30, 2012 and April 30, 2011 and for the period from inception (April 20, 2004) to April 30, 2012	70

Consolidated Statement of Stockholders’ Equity and (Deficiency) for the period from inception (April 20, 2004) to April 30, 2012	7 1 - 72

Notes to the Consolidated Financial Statements	73

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

SLF

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Zoro Mining Corp. (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Zoro Mining Corp. as of April 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency), and cash flows for the years ended April 30, 2012 and 2011 and for the period from inception (April 20, 2004) to April 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the cumulative period from April 20, 2004 (inception) to April 30, 2009 were audited by other auditors whose report dated July 13, 2009 expressed an unqualified opinion on those statements with an explanatory paragraphs discussing the Company's ability to continue as a going-concern. Our opinion on the consolidated statements of operation, cash flows and stockholders' equity (deficiency) for the period from inception (April 20, 2004) to April 30, 2012, insofar as it relates to amounts for prior periods through April 30, 2009, is solely based on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2012 and 2011, and the results of its operations and its cash flows for the years ended April 30, 2012 and 2011 and for the period from inception (April 20, 2004) to April 30, 2012, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses and has a deficit accumulated since inception that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schwartz Levitsky Feldman llp

Chartered Accountants
Licensed Public Accountants

Toronto, Ontario, Canada
August 14, 2012

2300 Yonge Street, Suite 1500
Toronto, Ontario M4P 1E4
Tel: 416 785 5353
Fax: 416 785 5663

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets as at April 30, 2012 and April 30, 2011
(Expressed in US Dollars)

	April 30, 2012 $	April 30, 2011 $

CURRENT ASSETS
Cash	9,181	81,161
Other receivables	6,476	8,413

Total Current Assets	15,657	89,574

EQUIPMENT (Note 5)	-	81,555
MINERAL PROPERTIES	5	8

TOTAL ASSETS	15,662	171,137

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable and accrued liabilities	717,280	805,637
Promissory notes payable (Note 7)	24,649	21,997
Liabilities payable in capital stock (Note 9)	1,600,000	-
Convertible and promissory notes (Note 7)	200,000	201,691
Derivative Financial Instruments (Note 7)	0	47,382
Due to related parties (Note 6)	184,886	864,508

Total Current Liabilities	2,726,815	1,941,215

Total Liabilities	2,726,815	1,941,215

Stockholders’ Deficiency

Capital stock (Note 8) 180,000,000 common shares authorized, $0.00001 par value
57,645,991 shares issued and outstanding (April 30, 2011 – 36,971,108)	1,402	1,195
Additional paid-in capital	21,820,891	19,003,080
Subscriptions received	333,500	-
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(24,901,446)	(20,808,853)

Total Stockholders’ Deficiency	(2,711,153)	(1,770,078)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	15,662	171,137
GOING CONCERN   (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 9)
RELATED PARTY TRANSACTIONS (Note 6)

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss for the years ended April 30, 2012 and April 30, 2011 and for the period from inception (April 20, 2004) to April 30, 2012
(Expressed in US Dollars)

	For the Year Ended April 30, 2012	For the Year Ended April 30, 2011	From April 20, 2004 (Date of Inception) to April 30, 2012
	$	$	$
Expenses
Bad Debt	-	-	136,250
Depreciation	56,952	58,289	371,800
Donated services	-	-	25,500
Filing and transfer agent fees	20,976	17,075	75,554
Impairment of mineral property costs	3	-	10,756,203
Interest Expense	70,330	95,347	361,348
Investor Relations	42,200	213,574	414,691
Management and administration fees	692,580	556,256	3,064,715
Mineral exploration costs (Note 4)	2,507,779	717,553	7,888,731
Office and general	77,291	175,283	806,657
Professional fees	188,409	111,283	836,859
Salaries and consulting fees	450,000	-	450,000

	(4,106,520)	(1,944,660)	(25,188,308)
Other income
Federal income tax recovery	-	-	216,208
Gain on sale of equipment	-	-	23,891
Derivative Gain (Loss)	(9,415)	(4,001)	103
Extinguishment Loss on Debt Modification	-	(126,875)	(126,875)
Gain on settlement of debt	47,946	82,147	130,093
Impairment of equipment	(24,604)	-	(24,604)
Interest income	-	-	68,046

Net loss and comprehensive loss	(4,092,593)	(1,993,389)	(24,901,446)

Basic and diluted loss per common share	(0.09)	(0.07)

Weighted average number of common shares outstanding - basic and diluted	47,165,173	28,637,695

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows for the years ended April 30, 2012 and April 30, 2011 and for the period from inception (April 20, 2004) to April 30, 2012
(Expressed in US Dollars)
	For the Year Ended April 30, 2012 $	For the Year Ended April 30, 2011 $ (Revised Note 10)	From April 20, 2004 (Date of Inception) to April 30, 2012 $
Cash Flows Used In Operating Activities

Net loss	(4,092,593)	(1,993,389)	(24,901,446)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of equipment	24,604	-	24,604
Federal income tax recovery	-	-	(216,208)
Extinguishment loss on debt modification	-	126,875	126,875
Adjustment to fair value of derivative instruments	9,415	4,001	(103)
Amortization of debt discount	12,145	1,692	13,837
Depreciation	56,952	58,289	371,800
Non-cash management fees and investor relations expenses	-	100,000	429,293
Accrued interest income	-	-	(11,250)
Shares issued for services	488,667	-	488,667
Gain on sale of equipment	-	-	(23,891)
Accretion of interest on convertible note	-	3,700	32,121
Bad debt	-	-	136,250
Impairment of mineral properties	3	-	10,756,203
Gain on settlement of debt	(47,946)	(82,147)	(130,093)
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in operating assets and liabilities:
Decrease (increase) in other receivables	1,937	(6,085)	(6,476)
Increase in due to related parties	411,116	886,820	3,454,552
Increase in accounts payable and accrued liabilities	1,562,239	579,866	3,008,777

Net Cash Used in Operating Activities	(1,573,461)	(320,378)	(6,411,988)

Cash Flows Used In Investing Activities
Purchase of equipment	-	-	(518,513)
Proceeds from Sale of Equipment	-	-	146,000
Loan receivable	-	-	(125,000)

Net Cash Used In Investing Activities	-	-	(497,513)

Cash Flows From Financing Activities
Promissory note payable	-	79,249	927,611
Convertible note	-	42,500	242,500
Proceeds from common stock issuances and subscriptions	1,501,481	245,000	5,748,571

Net Cash From Financing Activities	1,501,481	366,749	6,918,682

Increase (Decrease) in Cash	(71,980)	46,371	9,181

Cash – Beginning	81,161	34,790	–

Cash – Ending	9,181	81,161	9,181

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–
Shares issued for services	488,667	143,332	–

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficiency)
From April 20, 2004 (Date of Inception) to April 30, 2012
(Expressed in US Dollars)

			Additional Paid-in	Common Stock Subscrip-	Deficit Accumulated During the Exploration	Don- ated
	Common Stock		Capital	tions	Stage	Capital	Total
	#	$	$	$	$	$	$
Balance – April 20, 2004 (Date of Inception)	-	-	-	-	-	-	-
Issuance of common shares for cash at $.0002/share	7,200,000	1,440	(1,400)	(40)	-	-	-
Net loss for the period	-	-	-	-	(1,858)	-	(1,858)
Balance – April 30, 2004	7,200,000	1,440	(1,400)	(40)	(1,858)	-	(1,858)
Issuance of common shares for cash at $.0002/share	1,800,000	360	(350)	(10)	-	-	-
Share subscriptions received	-	-	-	40	-	-	40
Donated rent and services	-	-	-	-	-	10,500	10,500
Net loss for the year	-	-	-	-	(32,480)	-	(32,480)
Balance – April 30, 2005	9,000,000	1,800	(1,750)	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	-	-	-	10	-	-	10
Donated rent and services	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	(12,690)	-	(12,690)
Balance – April 30, 2006	9,000,000	1,800	(1,750)	-	(47,028)	22,500	(24,478)
Issuance of common shares for cash at $0.0544/share	1,822,500	364	100,886	-	-	-	101,250
Share subscriptions received	-	-	-	2,600,000	-	-	2,600,000
Donated rent and services	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	(220,450)	-	(220,450)
Balance – April 30, 2007	10,822,500	2,164	99,136	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit	157,514	32	3,765,908	(2,600,000)	-	-	1,165,940
Share cancellation	(6,642,500)	(1,328)	1,328	-	-	-	-
Fair value of warrants issued for mineral properties	-	-	840,000	-	-	-	840,000
Fair value of warrants issued for services	-	-	209,293	-	-	-	209,293
Net loss	-	-	-	-	(3,539,499)	-	(3,539,499)
Balance – April 30, 2008	4,337,514	868	4,915,665	-	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	-	-	-	120,000
Net loss	-	-	-	-	(3,391,459)	-	(3,391,459)
Balance – April 30, 2009	4,345,014	869	5,035,664	-	(7,198,436)	34,500	(2,127,403)

 Consolidated Statement of Stockholders’ Equity and Deficiency – continued

Shares issued in exchange for retirement of notes and other debt	4,366,522	45	1,746,563	-	-	-	1,746,608
Shares issued for private placement at $0.50 per unit	290,000	3	134,847	-	-	-	134,850
Shares issued for mineral properties at $.50	19,400,000	193	9,699,807	-	-	-	9,700,000
Net loss	-	-	-	-	(11,617,028)	-	(11,617,028)
Balance – April 30, 2010	28,401,536	1,110	16,616,881	-	(18,815,464)	34,500	(2,162,973)
Issuance of common shares for services	250,000	2	99,998	-	-	-	100,000
Shares issued in exchange for retirement of notes and other debt	7,094,572	71	1,915,463	-	-	-	1,915,534
Loss on settlement of related party debt			(1,125)		-	-	(1,125)
Modification of convertible note	-	-	126,875	-	-	-	126,875
Shares issued for private placement at $0.20 per unit	1,225,000	12	244,988	-	-	-	245,000
Net loss	-	-	-	-	(1,993,389)	-	(1,993,389)
Balance – April 30, 2011	36,971,108	1,195	19,003,080		(20,808,853)	34,500	(1,770,078)
Convertible note converted to shares	1,067,312	11	70,623	-	-	-	70,634
Shares issued to officers as compensation	5,000,000	50	449,950	-	-	-	450,000
Gain on stock issued on related party debt settlements (Note 8)			436,425	-	-	-	436,425
Shares issued in exchange for retirement of notes and other debt	6,543,114	66	654,245		-	-	654,311
Issuance of common shares for services	198,041	2	38,665	-	-	-	38,667
Shares issued for private placement at $0.15 per unit	7,866,666	78	1,167,903	-	-	-	1,167,981
Share subscriptions received				333,500			333,500
Shares cancelled	(250)	-	-	-	-	-	-
Net loss	-	-	-	-	(4,092,593)	-	(4,092,593)
Balance – April 30, 2012	57,645,991	1,402	21,820,891	333,500	(24,901,446)	34,500	(2,711,153)

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009 (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the  Consolidated Financial Statements
April 30, 2012
Amounts Expressed in U.S. Dollars

1.	Nature of Operations and Basis of Consolidation

Consolidated Financial Statements

Zoro Mining Corp. (the “Company” or “Zoro”) was incorporated in the State of Nevada on April 20, 2004 as Rochdale Mining Corporation. Effective on March 19, 2007, solely for the purposes of effecting a name change, the Company (as Rochdale Mining Corporation), merged with a new wholly-owned subsidiary, Zoro Mining Corp., pursuant to Articles of Merger that the Company filed with the Nevada Secretary of State. The merger was in the form of a parent/ subsidiary merger, with the Company as the surviving corporation. Upon completion of the merger, the Company’s name was changed to “Zoro Mining Corp.” and the Company’s Articles of Incorporation have been amended to reflect this name change.

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
April 30, 2012
Amounts Expressed in U.S. Dollars

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and ultimately the attainment of profitable operations. As at April 30, 2012, the Company has accumulated losses of $24,901,446 since inception and has a working capital deficiency of $2,711,158. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In conjunction with the April 22, 2009 reverse share consolidation, the Company plans to finance its activities utilizing debt and equity instruments that should be more favorably received by the investment community due to the corporate restructuring. On August 17, 2009 and April 26, 2011 the Company settled some of its existing debts with equity in order to reduce current liabilities and improve the overall financial condition of the Company. During the year ended April 30, 2012 the company raised net proceeds of $1,501,481 from the sale of shares through a private placement. Subsequent to the year end an additional $291,500 was raised  (see note 13 Subsequent Events).

3.	Summary of Significant Accounting Policies

a)     Basis of Presentation and Fiscal Year

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company's fiscal year-end is April 30.

b)     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates with regard to these financial statements relate to carrying values of mineral properties, estimated useful lives of equipment, fair value of stock-based transactions, and the determination of the valuation allowance  for income taxes.

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

d)     Basic and Diluted Net Loss Per Share

 Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at April 30, 2012 and 2011 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2012
(Expressed in US Dollars)

3.	Summary of Significant Accounting Policies (cont'd)

e)     Comprehensive Loss

The Company reports comprehensive income or loss in a single continuous statement in its consolidated statement of operations and comprehensive loss .

f)     Mineral Property Costs

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are initially capitalized in accordance with the ASC 805-20-55-37, previously referenced as EITF 04-2 when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities - Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company has previously determined that its mineral properties have been impaired and has recorded an impairment charge of $10,756,203.

g)     Financial Instruments

The fair market value of the Company's financial instruments comprising cash, accounts payable and accrued liabilities, liabilities payable in capital stock,  promissory notes payable, due to related parties and convertible notes,  were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions. The Company has not experienced any material losses in such accounts.

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
April 30, 2012
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

j)     Stock-Based Compensation

The Company records stock-based compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the goods and services received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company has  a stock option plan, but no stock options have been granted to date and no  related stock-based compensation has been recorded.

k)     Long-Lived Assets

The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are recognized in the statement of operations  as the excess of the carrying amount of the asset over its estimated fair value.

l)     Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are effective for annual periods beginning after December 15, 2011. Since ASU 2011-05 addresses financial presentation only, its adoption will not impact the Company's consolidated financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting for Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal year beginning after December 15, 2011   . We do not expect the adoption of ASU 2011-12 to have a material impact on the Company's consolidated financial position or results of operations.

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2012
(Expressed in US Dollars)

4.	Mineral Properties

Expensed mineral exploration costs by area of exploration for the years ended April 30, 2012 and 2011 were as follows

	2012	2011
Chile
Field supplies	4,594	5,690
Geological, mapping and survey	258,933	97,355
Property maintenance	2,841	44,333
Site administration	182,379	352,452
Travel	61,725	56,190
	510,474	556,020
Peru
Field supplies	16,677	-
Geological, mapping and survey	323,523	-
Property maintenance	837	8,581
Site administration	1,616,843	162,063
Travel	39,425	-
	1,997,305	170,644
Mexico
Geological, mapping and survey	-	-
Property maintenance	-	(9,111)
Site administration	-	-
	-	(9,111)
Total	$2,507,779	$717,553

The Company shares operating offices in Chile, Peru, and Tucson, AZ with Pacific Copper Corp. (Pacific Copper), a Delaware public company, in Chile and Arizona also with Pan American Lithium Corp. ("Pan American"), and in Arizona with Titan Iron Ore Corp. ("Titan").  Certain directors and management of the Company also act as officers, directors, and management of the other companies (refer to Note 6)

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the  Consolidated Financial Statements
April 30, 2012
Amounts Expressed in U.S. Dollars

5.	Equipment

Equipment is comprised of certain assets located primarily in Peru and Chile relating to exploration activity.

	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
	2012	2012	2012	2011
North America
Computers	$7,020	$7,020	$-	$-
South America
Computers	3,299	3,299	-	17
Furniture	11,219	11,219	-	3,873
Exploration equipment	12,987	12,987	-	3,753
Vehicles	87,801	87,801	-	37,912
Earth moving equipment	155,999	155,999	-	36,000
	271,305	271,305	-	81,555

Total	$278,325	$278,325	$-	$81,555

During the year the company recorded depreciation charge of  $56,952 (2011: $58,289) and an impairment charge of $24,604 ($nil in 2011)

6.        Related Party Transactions

During the year ended on April 30, 2012, the Company incurred the following amounts to officers, directors, and other related parties to the Company in addition to transactions disclosed elsewhere in these financial statements. All unpaid balances due to related parties are non-interest bearing, and unsecured.  Cash advances  will bear interest at stated rates of 8-10% per annum simple interest if formalized into promissory notes.

a)
incurred $90,000 (April 30, 2011: $90,000) to a director and officer of the Company for geological services rendered.  An aggregate of $0 (April 30, 2011: $105,000) was owed this director at April 30, 2012 for unpaid services and reimbursement of expenses,

b)
incurred to a director and officer of the Company $90,000 (April 30, 2011: $90,000) for management of South American exploration with such costs recorded as administrative costs.  An aggregate of $115,420 (April 30, 2011: $405,696) was owed to this director for unpaid fees and reimbursement of expenses;

c)
incurred to a former director and officer of the Company $114,461 (April 30, 2011: $141,377) for management services with respect to the administration of the Company.  An aggregate of $37,837 (April 30, 2011: $134,929) was owed to this officer at April 30, 2012 for unpaid services and reimbursement of expenses;

d)	paid an officer of the Company $25,475 (April 30, 2011: $47,906) for administrative services;
e)
the Company incurred a total of $225,804 (April 30, 2011: $232,464) to a private Chilean company with a director in common that provides exploration services to the Company in Chile, with such costs recorded as exploration costs in Chile, South America.  An aggregate of $18,704 (April 30, 2011: $139,754) was owing at April 30, 2012.

f)	paid an officer of the Company $30,399 (2011: $51,687) for accounting services;
g)
incurred to a company managed by an officer and director $30,000 (2011: $15,000) for administrative services. An aggregate of $12,925 (April 30, 2011: $Nil) was owed to this company at April 30, 2011 for unpaid services and unreimbursed expenses;

h)
issued 5,000,000 shares of common stock under restricted share agreements to various officers and directors: 2,000,000 shares were issued to a director and officer; 2,000,000 shares were issued to a former officer and director; and 500,000 shares were issued each to two officers. (Note 8)

i)
issued an aggregate of 6,543,114 shares of common stock to various officers and directors  in exchange for retirement of debts owed by the Company in the aggregate amount of $1,090,736 and at a negotiated price of $0.1667 per share.  At the time of the issuance the common shares of the Company were trading at $0.10 per share and at a market value of $654,311 (note 8).  Therefore, the Company recorded a  gain in additional paid in capital of $436,425.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the  Consolidated Financial Statements
April 30, 2012
Amounts Expressed in U.S. Dollars

6.        Related Party Transactions – continued

The Company participates in a cost sharing arrangement with another public company, Pacific Copper that has two directors in common with the Company and shares South American operating offices. The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. During the year ended April 30, 2009 Pacific Copper loaned the Company $430,000 secured by non-interest bearing promissory notes of which $Nil was owing as at at April 30, 2012 (April 30, 2011: $79,129).

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in lease payments from Pan American Lithium Corp. (Pan American) in connection with the Piedra Parada concessions. Pan American has one director and two officers in common with the Company. During the year ended April 30, 2012 the Company received payments totaling $28,000 (April 30, 2011: $11,000) from Pan American.

As of April 30, 2012 the Company had a balance of $Nil (2011: $nil) owing to Pan American.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

7.	Convertible and Promissory Notes and Derivative Financial Instruments

Convertible Notes

The carrying values of the Company’s convertible notes consist of the following as of April 30, 2012 and April 30, 2011:
Convertible Notes	April 30, 2012	April 30, 2011
$200,000 face value convertible note due October 31, 2010	$ (200,000)	$ (200,000)
$ 42,500 face value convertible note due November 16, 2011	--	(1,691)
	$ (200,000)	$ (201,691)

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

October 31, 2010 Modification  of $200,000 Convertible Note

On October 31, 2010, the Company and the holder of the $200,000 convertible note changed the conversion rights of accrued interest and principal to enable conversion by the holder at the rate of $0.40 per post consolidation share without the requirement for issuance of warrants on conversion. The modification gave rise to an extinguishment. As a result of the modification, the Company recorded a loss on extinguishment in the amount of $126,875.

On October 31, 2010, the Company and the holder of the $200,000 convertible note changed the conversion rights of accrued interest and principal to enable conversion by the holder at the rate of $0.40 per post consolidation share without the requirement for issuance of warrants on conversion. The modification gave rise to an extinguishment. As a result of the modification, the Company recorded a loss on extinguishment in the amount of $126,875.  Following maturity the note is in default and no longer considered to be convertible.  The company continues to accrue interest at 6% per annum.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the  Consolidated Financial Statements
April 30, 2012
Amounts Expressed in U.S. Dollars

7.	Convertible and Promissory Notes and Derivative Financial Instruments - continued

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

The following table reflects the allocation of the purchase on the financing dates:
Convertible Notes	$200,000 Face Value	$42,500 Face Value
Proceeds	$(200,000)	$(42,500)
Compound embedded derivative	14,400	54,631
Day-one derivative loss	-	(12,131)
Carrying value at financing dates	$185,600	$-

Promissory Note

During the year ended April 30, 2010, the Company borrowed $20,000 at 8% interest, unsecured and due on demand ,from an unrelated party. At April 30, 2012, the balance owing including interest was $24,649 (April 30, 2011: $21,997).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the  Consolidated Financial Statements
April 30, 2012
Amounts Expressed in U.S. Dollars

8.	Capital Stock

a)	During the year ended April 30, 2012;

the Company issued 5,000,000 shares of the Company’s commons stock under the Company’s 2008 Stock Incentive Plan to various officers and directors valued at $450,000 based on a closing price of $0.09 at the time of the agreements (Note 6(h));

the Company issued 1,067,312 shares of the Company’s common stock to the holder of a $42,500 convertible note who exercised the conversion right in four separate conversions. (Note 7);

the Company issued 6,543,114 shares of the Company’s commons stock to various officers and directors in exchange for retirement of debts owed by the Company in the aggregate amount of $1,090,736 and at a negotiated price of $0.1667 per share. At the time of the issuance the common shares of the Company were trading at $0.10 per share and at a market value of $654,311. Therefore, the Company recorded a gain in Additional Paid in Capital of $436,425; (note 6(i)

the Company issued 7,866,666 shares of the Company’s common stock under the first tranche of a private placement at a price of $0.15 per share for gross proceeds of $1,180,000. Each unit consists of one share of common stock and one half common stock share purchase warrant. The company paid a finders’ fee of $12,020  in cash and issued 80,000 finders warrants.

The fair value of the finders’ warrants of $12,565 was determined using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 0.61%, expected dividend yield of 0%, annualized volatility of 182.41% and expected life of two years.

On February 27, 2012 the Company engaged a consultant to perform certain services in exchange for 98,041 shares of the Company's common stock. The value of the services associated with the stock issuance was valued at the trading price of $0.17 on the date the shares were issued. The Company recorded an investor relations expense of $16,667.

On February 7, 2012 the Company engaged a consultant to perform certain services in exchange for 100,000 shares of the Company's common stock. The value of the services was $22,000. The stock issued was valued at the trading price of $0.22 on the date the shares were issued. The Company recorded an investor relations expense of $22,000..

During the year ended April 30, 2011;

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the  Consolidated Financial Statements
April 30, 2012
Amounts Expressed in U.S. Dollars

8.	Capital Stock (cont’d)

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

   b)      Warrants:

Year ended April 30, 2011

On April 30, 2011 and in connection with a private placement, the Company issued 1,225,000 warrants to purchase common shares at a price of $0.30 until 24 months following the issue date.

The fair value of these warrants at the date of grant of $128,936 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.61%, a dividend yield of 0%, and an expected volatility of 99.59%.

Year ended April 30, 2012

On December 14, 2011and  in connection with a private placement, the Company issued 3,933,333 warrants and 80,000 finders warrants to purchase common shares at a price of $0.25 until 24 months following the issue date.

The fair value of these warrants at the grant date was $580,164 and $12,565 respectively and was estimated using the Black Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.61%, a dividend yield of 0% and an expected volatility of 182.41%.

Warrant transactions are summarized as follows:
	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007	-	-	-
Granted during the year	436,060	21.37	2.00
Balance, April 30, 2008	436,060	21.37	1.22
Granted during the year	-	-	-
Balance, April 30, 2009	436,060	21.37	0.22
Granted during the year	306,800	.75	1.58
Expired during the year	(436,060)	14.00	-
Balance, April 30, 2010	306,800	.75	0.50
Granted during the year	1,225,000	.30	2.00
Balance, April 30, 2011	1,531,800	.39	1.25
Granted during the period	4,013,333	.25	1.9
Expired during the period	(306,800)	.75	-
Balance, April 30, 2012	5,238,333	.26	1.5

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
April 30, 2012
Amounts Expressed in U.S. Dollars

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

Effective December 2, 2009, the Company exercised an Option for the acquisition from Sociedad Gareste Limitada (“Gareste”) of a 100% legal and beneficial interest in and to the Sierra Fritis Project.  Harold Gardner, an officer and Director of the Company, is co-managing partner of Gareste. Under the Option (which also included the Piedra Parada project), the Company (i) issued an aggregate of 19,400,000 restricted shares of its common stock to the vending parties; (ii) agreed to pay or cause to be paid all underlying regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing; and (iii) granted to Gareste a 2% net smelter return (“NSR”) royalty on the proceeds of any production from the Fritis property, capped at $6,000,000, one-half of which can be repurchased by the Company at any time before commencement of any production for the sum of $2,000,000. The Fritis titles remain in Gareste currently pending completion of title transfers and notifications at the mining registry.

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

Effective December 2, 2009, the Company exercised an Option for the acquisition from Gareste of interests in and to the Piedra Parada salar Project. Harold Gardner, an officer and Director of the Company, is co-managing partner of Gareste. Under the Option (which also included the Sierra Fritis project), the Company (i) issued an aggregate of 19,400,000 restricted shares of its common stock to the vending parties; (ii) agreed to pay or cause to be paid all underlying regulatory and governmental payments and assessment work required to keep the mineral property interests in good standing; and (iii) granted to Gareste a 2% net smelter return (“NSR”) royalty on the proceeds of any production from the Piedra Parada property, capped at $6,000,000, one-half of which can be repurchased by the Company at any time before commencement of any production for the sum of $2,000,000. The Piedra Parada titles remain in Gareste currently pending completion of title transfers and notifications at the mining registry.

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the  Consolidated Financial Statements
April 30, 2012
Amounts Expressed in U.S. Dollars

9.         Commitments and Contingencies - continued

The Company has entered into an agreement dated October 11, 2010 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will issue 200,000 shares of its common stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant.  The shares were not issued as at January 31, 2012 due to a delay in starting the program.

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the  Consolidated Financial Statements
April 30, 2012
Amounts Expressed in U.S. Dollars

9.        Commitments and Contingencies - continued

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

With respect to the Minex Agreement, as at April 30, 2012, the Company had amended the Minex Agreement with the following key change:

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the  Consolidated Financial Statements
April 30, 2012
Amounts Expressed in U.S. Dollars

9.        Commitments and Contingencies - continued

On December 22, 2011, but having an effective date of September 26, 2011, the Company entered into a consulting agreement with Minex (the “Consulting Agreement”) whereby Minex agreed to provide certain services related to the Yura Project and operations in Peru in general in exchange for $200,000 of which $175,000 has been paid as at April 30, 2012.

On November 1, 2011, the Company entered into an agreement with a third party to provide administrative and investor relations services to the Company for a period of twelve (12) months. The Company agreed to pay the party CAD$17,000 per month. The agreement is cancellable by the Company with sixty (60) days written notice and by the party with ninety (90) days written notice.

10.
Income Taxes

Except as otherwise noted, there were no temporary differences related to the Company’s assets and liabilities nor other temporary differences that result in deferred tax assets nor liabilities. The Company’s deferred tax assets which may be available to reduce future year’s taxable income include the Company’s net operating loss carry-forwards of approximately $5,349,000  (2011 - $4,327,000 ); tax  deductions for equipment in excess of those for accounting of approximately $105,000 (2010 - $157,000); tax deductions for  mineral property acquisition costs in excess of those for accounting of approximately $9,699,000  (2011 -  $9,699,000 ); and other deductions which may be available to reduce future year’s taxable income of approximately $nil  (2011 -  $136,000). The net operating loss carry-forwards will expire, if not utilized, commencing in 2024.  Management believes that the realization of the benefits from the deferred tax assets is uncertain due to the Company’s limited operating history and continuing losses.  Accordingly, a deferred tax asset valuation allowance has been provided.

The significant components of the Company’s deferred income tax assets and liabilities at April 30 are as follows:

	2012	2011
Deferred tax assets
Non-capital losses	$1,818,508	$1,471,162
Equipment	35,916	53,507
Mineral property acquisition costs	3,297,933	3,297,933
Other		$46,325
	5,152,357	4,868,927
Less: valuation allowance	(5,152,357)	(4,868,927)

Net deferred tax assets	-	-

The  provision for income tax differs from the amount computed by applying statutory tax rates to earnings (loss) before income taxes. The difference results from the following:

	2012	2011

Net loss before income taxes	$(4,092,593)	$(1,993,389)
Statutory tax rate	34%	34%

Expected tax expense (recovery)	(1,391,482)	(677,752)
Items not deductible for tax purposes	1,044,135	334,662
Change in valuation allowance	347,346	343,090

Deferred income tax provision (recovery)	$-	$-

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2012
(Expressed in US Dollars)

10.	Income Taxes - continued

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

As of April 30, 2012 the Company has non-capital losses available to offset future taxable incomes which expire as follows:

2024                         23
2025                  22,166
2026                       876
2027                155,915
2028             1,114,331
2029             1,100,679
2030                923,867
2031             1,009,089
2032             1,021,607
-----------------
     5,348,553
                ==========

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, liabilities payable in capital stock, promissory notes payable, convertible notes and due to related parties. The carrying amounts of these financial instruments are a reasonable estimate of their fair values because of their current nature.

The following table summarizes information regarding the carrying values of the Company's financial instruments:

	2012	2011

Held for trading (i)	$9,181	81,161
Other financial liabilities (ii)	2,726,815	1,941,215

(i)   Cash

(ii)  Accounts payable and accrued liabilities, liabilities payable in capital stock, promissory notes payable, and due to related parties

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

11.      Financial Instruments - continued

Level 3 - Inputs that are not based on observable market date.

The following table sets forth the Company's financial instruments as of April 30, 2012, measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

Cash	$9,181	-	-	9,181
Total assets	$9,181	-	-	9,181

Accounts payable and accrued liabilities	$-	-	717,280	717,280
Promissory notes payable	-	-	24,649	24,649
Convertible Notes	-	-	200,000	200,000
Liabilities payable in capital stock	-	-	1,600,000	1,600,000
Due to related parties	-	-	184,886	184,886
Total other financial liabilities	$-	-	2,726,815	2,726,815

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

The financings giving rise to derivative financial instruments	$200,000 Face Value
Conversion price	$5.24
Equivalent volatility	118.42%
Equivalent term (years)	0.504
Equivalent credit-risk adjusted yield	15.54%
Equivalent interest risk adjusted rate	5.84%

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

11.      Financial Instruments - continued

	Derivative Financial Instruments
	2012	2011
Balance as of May 1	$(47,382)	$(881)
Total gains or losses (realized or unrealized):
Included in earnings	9,415	8,130
Convertible note conversions	37,967	-
Convertible note issuances	-	(54,631)
Balance as of April 30	$(0)	$(47,382)

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

11.      Financial Instruments - continued

Fair value considerations

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

The financings giving rise to derivative financial instruments	August 18, 2011	September 12, 2011	September 19, 2011	September 23, 2011	April 30, 2011
Conversion price	$.0553	$.0400	$.0396	$.0295	$.1353
Volatility	101.92%	100.52%	98.67%	102.01%	93.75%
Term (years)	0.25	0.18	0.16	0.15	0.55
Risk-free rate	0.01%	0.01%	0.01%	0.01%	0.11%
Vesting date	08/14/2011	08/14/2011	08/14/2011	08/14/2011	08/14/2011

The carrying value of the compound embedded derivatives is on the balance sheet, with changes in the carrying value being recorded as derivative loss on the income statement. The components of the compound embedded derivatives as of April 30, 2012 and April 30, 2011 are as follows:
	April 30, 2012		April 30, 2011
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values	Indexed Shares	Fair Values
$200,000 face value convertible note due October 31, 2010	-	$-	-	$-
$ 42,500 face value convertible note due November 16, 2011	-	-	423,055	47,382
	-	$-	423,055	$47,382

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the  years ended April 30, 2012 and 2011, respectively:
The financings giving rise to derivative financial instruments and the income effects:	April 30, 2012	April 30, 2011
$200,000 face value convertible note due October 31, 2010	$-	$-
$ 42,500 face value convertible note due November 16, 2011	-	-
	-	-
Day-one derivative loss:
$ 42,500 face value convertible note due November 16, 2011	-	-

Total derivative gain (loss)	$-	$-

The financings giving rise to derivative financial instruments and the income effects:	April 30, 2012	April 30, 2011
$200,000 face value convertible note due October 31, 2010	$-	$881
$ 42,500 face value convertible note due November 16, 2011	(9,415)	-
	(9,415)	881
Day-one derivative loss:
$ 42,500 face value convertible note due November 16, 2011	-	-

Total derivative gain (loss)	$(9,415)	$881

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2011
(Expressed in US Dollars)

12.	Segmented Information

	North America	South America and Mexico	Consolidated
April 30, 2012
Segmented revenue	$-	$-	$-
Segmented loss	$1,503,255	$2,589,338	$4,092,593
Identifiable assets	$15,657	$5	$15,662
April 30, 2011
Segmented revenue	$-	$-	$-
Segmented loss	$1,222,202	$771,187	$1,993,389
Identifiable assets	$89,574	$81,563	$171,137

13.     Subsequent event

On May 29, 2012, the Company accepted seven subscription agreements and issued an aggregate of 1,943,334 units of the Company to seven investors at a price of $0.15 per unit for gross proceeds of $291,500.05. Each unit is comprised of one share of common stock and one half of one share purchase warrant. One whole share purchase warrant is exercisable into one share of common stock at an exercise price of $0.25 per share until May 29, 2014.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIA DISCLOSURE

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

 As of April 30, 2012, the end of our fiscal year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this annual report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as disclosed below and that may be considered to be material weaknesses.

Internal Control Over Financial Reporting

 The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

 As of April  30, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, the Company concluded that, during the period covered by this report, such internal controls and procedures were somewhat effective but not by all criteria utilized.  Therefore conclusions were that internal control over financial reporting was not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. To some degree however, a mitigating factor was the relatively minor scale of operations during the year that did not warrant a more elaborate system to reduce risks further, and a concentration on exploration initiatives in Chile while only maintenance initiatives that were prevalent on the Company’s prospects in Peru and Mexico.

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

The aforementioned material weaknesses were identified by the Company’s Chief Executive Officer / Chief Financial Officer in connection with the preparation of our financial statements as of April 30, 2012 and communicated the matters to our management and board of directors.

 ITEM 9A.                     CONTROLS AND PROCEDURES - continued

Management believes that the material weaknesses set forth in items (1) to (5) above did not have a material affect on the Company’s financial results due to the Company’s current scale and scope of operations.

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

This Annual Report does not include an attestation report of our registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant toapplicable rules that permit us to provide only management’s report in this Annual Report.

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred the last quarter of our fiscal year ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.                     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCEIDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Frank Garcia	55	Chief Financial Officer
David Hackman	70	Vice President of Exploration and a Director
Harold Gardner	56	Interim President and Chief Executive Officer, Chief Operating Officer/Vice President of Business Development and a Director
Federico Diaz	59	Director
Rene Ramirez	60	Director
Aryn Gruneisen	25	Corporate Secretary

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCEIDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS - continued

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Frank Garcia. Mr. Garcia has been our Chief Financial Officer since January 1, 2011. Mr. Garcia also served as our corporate secretary from March 30, 2012 to July 5, 2012.  Mr. Garcia has over 20 years of experience in senior financial management with international companies and currently provides accounting services to several mining exploration companies. Prior to joining the Company, Mr. Garcia served as VP of Administration for the US division of CEMEX - a Mexico-based global leader in construction materials and aggregates mining. He has also served as Director of Finance for a division of Misys plc, a British software firm and a world leader in banking and healthcare computing. Mr. Garcia holds a BSBA in Business Administration from the University of Arizona.  He is also an officer of Pan American and Titan.

David Hackman. Dr. Hackman has been our Vice-President of Exploration and a director since May 1, 2007. From January 1996 to June 2000, Dr. Hackman was the vice president of exploration, and the president and a director of Silver Eagle Resources Ltd., an exploration stage mining company. Prior to that, Dr. Hackman worked in the mineral exploration and mine development industry since 1971. Dr. Hackman holds a Bachelor of Science degree in geophysical engineering from Colorado School of Mines (1964), a Master of Science degree in geological engineering from the University of Arizona (1971), and a Doctor of Philosophy degree in geological engineering from the University of Arizona (1982). Dr. Hackman is also a member of the board of directors of Pacific Copper Corp. (a Delaware corporation that is a reporting company trading on the OTCBB) and on December 4, 2009 became the VP of Exploration for Pan American Lithium Corp. (a British Columbia corporation that is listed on the TSX Venture Exchange.) .  Previously, Dr. Hackman served on the board of directors of Snowdon Resources Corp. from March 2006 to December 2009 (a Nevada corporation that is a reporting public company trading on the OTCBB) and War Eagle Mining Company, Inc. from September 2004 to March 2009 (a British Columbia corporation that is listed on the TSX Venture Exchange.  Dr. Hackman is a director and officer of Pacific Copper , and an officer of Pan American and Titan.  The Company’s Board of Directors has determined that Dr. Hackman should serve as a director given his experience in the mining and mineral exploration sector.

 Harold Gardner. Mr. Gardner was our prior President/Chief Executive Officer resigning effective February 18, 2008. He continues to serve as Chief Operating Officer and Vice President of Business Development and as a member of our Board of Directors since his appointment May 1, 2007.  Since October 1, 2011, Mr. Gardner has been our interim President and Chief Executive Officer.  Mr. Gardner has over twenty-five years of experience in the mining and mineral exploration industry in both the United States and South America. From 2003 to present, Mr. Gardner has served as an officer and director of Gareste Limitada, a Chilean mineral exploration and development company. From 2004 to present he has served as an officer and director of each of PGM Internacional and Aravena S.A., both of which are Mexican mineral exploration and development companies. From 1999 to present, Mr. Gardner has served as an officer, director and consultant to Boulder Resources S.A., a Peruvian mineral exploration and plant construction company. In addition, Mr. Gardner currently serves as an investment and mining consultant to several privately held U.S. companies: Taggart Industries (a Nevada-based investment fund), ZZYZZX Ltd. (a California-based investment trust) and Chile Gold Ltd. (a private consortium of investors based in Colorado). Dr. Gardner is also a member of the board of directors of Pacific Copper Corp. (a Delaware corporation that is a reporting company trading on the OTCBB). Mr. Gardner is neither a director nor an officer of any other reporting company.  The Company’s Board of Directors has determined that Mr. Gardner should serve as a director given his experience in the mining and mineral exploration sector in the United States and South America.

Rene Ramirez. Mr. Ramirez has been a member of our Board of Directors since February 18, 2008. Mr. Ramirez holds a Masters of Business Administration degree from CETYS University, Mexicali, and a Bachelor of Science degree in Electrical Mechanical Engineering from Universidad de Guadalajara, Mexico.  From 1992 until recently, he was the Plant Manager with Grupo Industrial DIBOGA, a company in Mexico manufacturing roofing products and asphalt emulsions, and has previously served as plant either plant, production, or engineering manager to a number of automotive parts manufactures in Mexico, including Allied Signal Automotive, Kenworth Mexicana, S.A., and Ruedas y Estampados, S.A.  Mr. Ramirez has significant training and experience in plant management, process engineering, and production that is applicable to Zoro’s future intended mining and milling operations.  The Company’s Board of Directors has determined that Mr. Ramirez should serve as a director given his business experience and his specific training and experience in plant management, process engineering and production.

Federico Diaz. Mr. Diaz has been a member of our Board of Directors since February 18, 2008. Mr. Diaz is the owner and president of Industrias Zahori S.A. de C.V., a private-held manufacturer of products for the roofing and waterproofing industries.  With 400 employees, a manufacturing plant in Mexicali, seven warehouses in the U.S. and Mexico, and a full trucking fleet, Industrias Zahori serves markets in the U.S. and Mexico. Mr. Diaz holds both a Masters in Business Administration from Kansas State University and a Bachelor of Business Administration degree from CETUS Universidad in Mexicali, Mexico. He is also an officer in several charitable organizations, has involvement in a range of education, community, and city development organizations from his home in Mexicali, Mexico, and serves as director on several boards, including BANAMEX, and Banco Serfin, two of the leading banks in Mexico.  The Company’s Board of Directors has determined that Mr. Diaz should serve as a director given his business experience.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCEIDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS - continued

Aryn Gruneisen.  Ms. Gruneisen has been the Corporate Secretary since July 7, 2012. Ms. Gruneisen holds a J.D. from the University Of Arizona Rogers School Of Law and a B.A. from Dartmouth College. She has prior work experience from General Electric and CyraCom International as an intern in their legal departments.

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCEIDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS - continued

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended April 30, 2012.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer during the years ended April 30, 2012 and 2011 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year ended April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Andrew Brodkey,
Former President and	2012	-0-	-0-	46,800	-0-	-0-	-0-	$114,461	$161,261
CEO (1)	2011	-0-	-0-	-0-	-0-	-0-	-0-	$141,377	$141,377

David Hackman,
Vice President of	2012	-0-	-0-	46,800	-0-	-0-	-0-	$90,000	$136,800
Exploration (2)	2011	-0-	-0-	-0-	-0-	-0-	-0-	$90,000	$90,000

Harold Gardner,
Interim President and	2012	-0-	-0-	-0-	-0-	-0-	-0-	$90,000	$90,000
CEO, Chief Operating Officer (3)	2011	-0-	-0-	-0-	-0-	-0-	-0-	$90,000	$90,000

ITEM 11.                      EXECUTIVE COMPENSATION - continued

(1)
During fiscal years ended April 30, 2012 and 2011, an aggregate of $114,461 and $141,377, respectively, was incurred for management services rendered in the United States regarding management of our interests.  As at April 30, 2012, $37,837 (2011: $134,929) remains due and owing to Mr. Brodkey.

(2)
During fiscal years ended April 30, 2012 and 2011, an aggregate of $90,000 and $90,000, respectively, was incurred payable to Dr. Hackman for geological services rendered, of which as at April 30, 2012, an aggregate of $Nil (2011: $105,000) remains due and owing.

(3)
During fiscal years ended April 30, 2012 and 2011, an aggregate of $90,000 and $90,000, respectively, was incurred payable to Mr. Gardner for management of the exploration in South America, of which as at April 30, 2011, an aggregate of $115,420 (2011: $405,696)  remains due and owing to Mr. Gardner.

OUTSTANDING EQUITY AWARDS AT APRIL 30, 2012

The following table sets forth information as at April 30, 2012 relating to outstanding equity awards that have been granted to the Named Executive Officers listed in the table above:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Andrew Brodkey	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

David Hackman	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

Harold Gardner	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

The following table sets forth information relating to compensation paid to our directors during fiscal year ended April 30, 2012:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Brodkey(1)	-0-	46,800	-0-	-0-	-0-	114,461	161,261
David Hackman	-0-	46,800	-0-	-0-	-0-	90,000	136,800
Harold Gardner	-0-	-0-	-0-	-0-	-0-	90,000	90,000
Paul Brock(2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Federico Diaz	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rene Ramirez	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(1)	Mr. Brodkey resigned as a director effective October 1, 2011.
(2)	Mr. Brock resigned as a director effective July 14, 2011.

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we have not entered into any contractual agreements with our executive officers or directors.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of July 27, 2012 there were 59,589,325 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers (2)
Frank Garcia	500,000	*
David Hackman	3,346,795	5.6%
Harold Gardner	13,535,700 (3)	22.7%
Federico Diaz	38,700	*
Rene Ramirez	Nil	Nil
Aryn Gruneisen	Nil	Nil
All executive officers and directors as a group (6 persons)	17,421,195	29.2%
5% or Greater Shareholders:
Andrew Brodkey 3040 N Campbell Ave Ste 110 Tucson AZ 85719	3,376,709	5.7%
J. Gordon Murphy c/o Catherine Christopher Building Wickhams Cay 1 Road Town, Tortola BVI	3,418,890 (4)	5.7%

*	Less than one percent.
(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of July 27, 2012. As of July 27, 2012 there are 59,589,325 shares outstanding.

(2)	Address for officers and directors is the Company’s address: 3040 North Campbell Avenue #110, Tucson, Arizona 85719.
(3)
This figure includes: (i) 12,093,185 shares held directly by Mr. Gardner; (ii) 40,000 shares held by Pro Business Trust, which are deemed to be indirectly owned and controlled by Mr. Gardner; amd (iii) 1,402,515 shares held by Integrity Capital Corp., which are deemed to be indirectly owned and controlled by Mr. Gardner.

(4)	This figure includes: (i) 233,890 shares held directly by Dr. Murphy; and (ii) 3,185,000 shares held by Agosto Corporation Limited, which is deemed to be indirectly owned and controlled by Dr. Murphy.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there are no transactions during our two most fiscal years ended April 30, 2011 and April 30, 2012, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

During the year ended April 30, 2012, the Company incurred the following amounts to officers, directors, and other related parties to the Company:

•
incurred $90,000 (2011: $90,000 ) to Dr. David Hackman, our Vice President of Explorations and a director, for geological services rendered of which $Nil (April 30, 2011: $105,000) was owed this director at April 30, 2012 for unpaid services and reimbursement of expenses, with such costs recorded as mineral exploration costs;

•
incurred to Mr. Harold Gardner, our interim President and CEO, Chief Operating Officer/Vice President of Business Development and a director of the Company, $90,000 (2011: $90,000) for management of South American exploration with such costs recorded as mineral exploration costs.  At April 30, 2012, $115,420 (April 30, 2011: $405,696) was owed to this director for unpaid fees and reimbursement of expenses;

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

•
incurred to Mr. Andrew Brodkey, our former President/Chief Executive Officer and a director of the Company, $114,461 (2011: $141,377 ) for management services with respect to the administration of the Company of which $37,837 (April 30, 2011: $134,929) was owed to this former officer at April 30, 2012 for unpaid services and reimbursement of expenses;

•	paid to Ms. Jodi Henderson, our former Secretary/Treasurer, $25,475 (2011: $47,906) for administrative services;

•
incurred a total of $225,804 (2011: $232,464) to Gareste LTDA, a private Chilean company (“Gareste”), that provides exploration services to the Company in Chile and has a director in common (Mr. Gardner), with such costs recorded as exploration costs in Chile, South America and of which $18,704 (April 30, 2011: $139,754) was owing at April 30, 2012;

•	paid to Mr. Frank Garcia, our Chief Financial Officer, $30,399 (2011: $51,687) for accounting services;

•
incurred to a company managed Mr. Andrew Brodkey, our former President/Chief Executive Officer and a director of the Company $30,000 (2011: $15,000) for administrative services.  An aggregate of $12,925 (April 30, 2011: $Nil) was owed to this company at April 30, 2012 for unpaid services and reimbursement expenses;

•
issued an aggregate of 5,000,000 shares of common stock under restricted share agreements to various officers and directors: 2,000,000 shares were issued to Dr. Hackman; 2,000,000 shares were issued to Mr. Brodkey; 500,000 shares were issued to Ms. Henderson; and 500,000 shares were issued to Mr. Garcia;

•
issued an aggregate of 6,543,114 shares of common stock to various officers and directors  in exchange for retirement of debts owed by the Company in the aggregate amount of $1,090,736 and at a negotiated price of $0.1667 per share. Mr. Brodkey received 908,087 shares in exchange for $151,378 of debt. Mr. Gardner received 4,780,198 shares in exchange for $796,858 of debt. Dr. Hackman received 854,829 shares in exchange for $142,500 of debt.  At the time of the issuance the common shares of the Company were trading at $0.10 per share and at a market value of $654,311.  Therefore, the Company recorded an unrealized gain in additional paid in capital of $436,426

During the year ended April 30, 2012, the Company participated in a cost sharing arrangement with another public company, Pacific Copper Corp., which shares South American operating offices with us and has officers and directors in common with us as follows: (i)  Andrew Brodkey, our former President, Chief Executive Officer and a director, is a director of Pacific Copper; (ii) David Hackman, our Vice President of Exploration and a director, is President, Chief Executive Officer and a director of Pacific Copper; (iii) Harold Gardner, our interim President and CEO, Chief Operating Officer, Vice President of Business Development and a director, is a director of Pacific Copper; and (iv) Jodi Henderson, our former Secretary/Treasurer, is Secretary of Pacific Copper.  The expenditures relate to shared exploration in similar operating areas of Chile and Peru including shared site offices in each country. During the year ended April 30, 2009 Pacific Copper loaned the Company $430,000 secured by non-interest bearing promissory notes of which $Nil was owing at April 30, 2012 (2011:  $79,129).

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in lease payments from Pan American Lithium Corp. (Pan American) in connection with the Piedra Parada concessions.  Pan American Lithium shares South American operation offices with us and has officers and directors in common with us as follows:  (i) David Hackman is Vice President, Exploration of Pan American Lithium, and (ii) Frank Garcia, our Chief Financial Officer, is also Chief Financial Officer of Pan American Lithium.  During the year ended April 30, 2012 the Company received payments totaling $28,000 (2011: $11,000) from Pan American.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered to us by our auditors for our fiscal years ended April 30, 2010 and April 30, 2009 are set forth below:

	Year Ended April 30, 2012	Year Ended April 30, 2011
Audit Fees	$19,000	$19,000
Audit-Related Fees	9,000	$9,000
Tax Fees	-	-
All Other Fees	-	-
Total	$28,000	$28,000

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for the pre-approval of audit and permitted non-audit services to be performed by the Company's independent auditor.  The Audit Committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by our independent auditor. Thereafter, the Audit Committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by our independent auditor which are not encompassed by the Audit Committee’s annual pre-approval and are not prohibited by law. The Audit Committee has approved all of the audit and permitted non-audit services performed by our independent auditor in the year ended April 30, 2012.

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

10.11	Corporate Support Agreement between the Company and Sweetwater Capital Corp., dated May 1, 2007(8)
10.12	Convertible Note in the principal amount of $200,000, dated November 7, 2008(8)
10.13	Promissory Note between the Company and Sweetwater Capital, dated September 12, 2008(8)
10.14	Promissory Note between the Company and Woodburn Holdings Ltd., dated October 2, 2009(8)
10.15	Promissory Note from the Company to 1218716 Alberta Ltd., dated September 16, 2009(8)
10.16	Promissory Note between the Company and WestPeak Ventures of Canada Ltd., dated September 17, 2008(8)
10.17	Promissory Note between the Company and Timothy Brock., dated November 28, 2008(8)
10.18	Advisory Services Agreement between the Company and Viewpoint Securities, LLC, dated January 8, 2010(8)
10.19	Form of Restricted Stock Agreement, dated August 29, 2011(9)
10.20	Form of Settlement Agreement, dated October 11, 2011(9)
10.21	Binding Letter of Intent for Participation in Yebecahas Mineral Concessions, dated September 27, 2011(10)
10.22	Agreement between the Company and Minex Ventures II, LLC, dated September 27, 2011(10)
10.23	Consulting Agreement between the Company and Minex Ventures II, LLC, dated December 22, 2011, but having an effective date of September 26, 2011(10)
10.24	Amendment Agreement between the Company and Minex Ventures II, LLC, dated March 15, 2012(10)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Securities Exchange Act.*
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
(10)           Incorporated by reference from Form 10-Q filed with the SEC on March 21, 2012

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZORO MINING CORP.

Dated: August 14, 2012	By:	/s/ Harold Gardner
Harold Gardner, Interim President and Chief
Executive Officer (Principal Executive Officer)

Dated: August 14, 2012	By:	/s/ Frank Garcia
Frank Garcia, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2012	By:	/s/ David Hackman
David Hackman Director

Dated: August 14, 2012	By:	/s/ Harold Gardner
Harold Gardner Director

Dated: August 14, 2012	By:	/s/ Federico Diaz
Federico Diaz Director

Dated: August 14, 2012	By:	/s/ Rene Ramirez
Rene Ramirez Director