Form 10-Q
period 2012-07-31
Zoro Mining Corp.
filed 2012-09-19
CIK 1329484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  59,589,325 shares of common stock as of September 17, 2012.

ZORO MINING CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
July 31, 2012

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors.  Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended April 30, 2012, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”).  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Part I

Item 1.         Financial Statements

The following unaudited interim financial statements of Zoro Mining Corp. are included in this quarterly report on Form 10-Q:

Page
Interim Consolidated Balance Sheets as at July 31, 2012 (unaudited) and April 30, 2012 (audited)	4

Interim Consolidated Statements of Operations and Comprehensive Loss for the three month period ended July 31, 2012 and July 31, 2011 and for the period from inception (April 20, 2004) to July 31, 2012	5

Interim Consolidated Statements of Cash Flows for the three months ended July 31, 2012 and July 31, 2011 and for the period from inception (April 20, 2004) to July 31, 2012	6

Interim Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from inception (April 20, 2004) to July 31, 2012	7 - 8

Condensed Notes to the Interim Consolidated Financial Statements	9

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets as at July 31, 2012 (unaudited) and April 30, 2012 (audited)
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

	July 31, 2012 $	April 30, 2012 $

CURRENT ASSETS
Cash	3,661	9,181
Other receivables	6,507	6,476

Total Current Assets	10,168	15,657

Mineral Properties	5	5

TOTAL ASSETS	10,173	15,662

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable and accrued liabilities	881,427	717,280
Promissory notes payable (Note 6)	225,150	224,649
Liabilities payable in capital stock (Note 8)	1,600,000	1,600,000
Due to related parties (Note 5)	494,253	184,886

Total Current Liabilities	3,200,830	2,726,815

Total Liabilities	3,200,830	2,726,815

Stockholders’ Deficiency

Capital stock (Note 7) 180,000,000 common shares authorized, $0.00001 par value
59,589,325 shares issued and outstanding (April 30, 2012 – 57,645,991)	1,421	1,402
Additional paid-in capital	22,112,372	21,820,891
Subscriptions received	42,000	333,500
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(25,380,950)	(24,901,446)

Total Stockholders’ Deficiency	(3,190,657)	(2,711,153)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	10,173	15,662
GOING CONCERN   (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 8)
RELATED PARTY TRANSACTIONS (Note 5)

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended July 31, 2012 and July 31, 2011 and for the period from inception (April 20, 2004) to July 31, 2012
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

	For the Three Months Ended July 31, 2012	For the Three Months Ended July 31, 2011	From April 20, 2004 (Date of Inception) to July 31, 2012
	$	$	$
Expenses
Bad Debt	-	-	136,250
Depreciation	-	14,238	371,800
Donated services	-	-	25,500
Filing and transfer agent fees	1,925	1,419	77,479
Impairment of mineral property costs	-	-	10,756,203
Interest Expense	13,153	19,149	374,501
Investor Relations	-	13,244	414,691
Management and administration fees	109,154	98,250	3,173,869
Mineral exploration costs (Note 4)	320,912	74,194	8,209,643
Office and general	16,387	20,984	823,044
Professional fees	17,973	35,868	854,832
Salaries and consulting fees	-	-	450,000

	(479,504)	(277,346)	(25,667,812)
Other income
Federal income tax recovery	-	-	216,208
Gain on sale of equipment	-	-	23,891
Derivative Gain (Loss)	-	2,032	103
Extinguishment Loss on Debt Modification	-	-	(126,875)
Gain on settlement of debt	-	-	130,093
Impairment of equipment	-	-	(24,604)
Interest income	-	-	68,046

Net loss and comprehensive loss	(479,504)	(275,314)	(25,380,950)

Basic and diluted loss per common share	(0.01)	(0.01)

Weighted average number of common shares outstanding - basic and diluted	58,976,752	36,971,108

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows for the three months ended July 31, 2012 and July 31, 2011 and for the period from inception (April 20, 2004) to July 31, 2012
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

	For the Three Months Ended July 31, 2012 $	For the Three Months Ended July 31, 2011 $	From April 20, 2004 (Date of Inception) to July 31, 2012 $
Cash Flows Used In Operating Activities

Net loss	(479,504)	(275,314)	(25,380,950)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of equipment	-	-	24,604
Federal income tax recovery	-	-	(216,208)
Extinguishment loss on debt modification	-	-	126,875
Adjustment to fair value of derivative instruments	-	(2,032)	(103)
Amortization of debt discount	-	5,045	13,837
Depreciation	-	14,238	371,800
Non-cash management fees and investor relations expenses	-	-	429,293
Accrued interest expense	-	-	(11,250)
Shares issued for services	-	-	488,667
Gain on sale of equipment	-	-	(23,891)
Accretion of interest on convertible note	-	-	32,121
Bad debt	-	-	136,250
Impairment of mineral properties	-	-	10,756,203
Gain on settlement of debt	-	-	(130,093)
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in operating assets and liabilities:
Decrease (increase) in other receivables	(31)	(3,376)	(6,507)
Increase in due to related parties	309,367	215,428	3,763,919
Increase in accounts payable and accrued liabilities	164,648	(33,528)	3,173,425

Net Cash Used in Operating Activities	(5,520)	(79,539)	(6,417,508)

Cash Flows Used In Investing Activities
Purchase of equipment	-	-	(518,513)
Proceeds from Sale of Equipment	-	-	146,000
Loan receivable	-	-	(125,000)

Net Cash Used In Investing Activities	-	-	(497,513)

Cash Flows From Financing Activities
Promissory note payable	-	-	927,611
Convertible note	-	-	242,500
Proceeds from common stock issuances and subscriptions	-	-	5,748,571

Net Cash From Financing Activities	-	-	6,918,682

Increase (Decrease) in Cash	(5,520)	(79,539)	3,661

Cash – Beginning	9,181	81,161	-

Cash – Ending	3,661	1,622	3,661

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-
Shares issued for services	-	-	-

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statement of Stockholders’ Equity (Deficiency)
From April 20, 2004 (Date of Inception) to July 31, 2012
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

			Additional Paid-in	Common Stock Subscrip-	Deficit Accumulated During the Exploration	Don- ated
	Common Stock		Capital	tions	Stage	Capital	Total
	#	$	$	$	$	$	$
Balance – April 20, 2004 (Date of Inception)	-	-	-	-	-	-	-
Issuance of common shares for cash at $.0002/share	7,200,000	1,440	(1,400)	(40)	-	-	-
Net loss for the period	-	-	-	-	(1,858)	-	(1,858)
Balance – April 30, 2004	7,200,000	1,440	(1,400)	(40)	(1,858)	-	(1,858)
Issuance of common shares for cash at $.0002/share	1,800,000	360	(350)	(10)	-	-	-
Share subscriptions received	-	-	-	40	-	-	40
Donated rent and services	-	-	-	-	-	10,500	10,500
Net loss for the year	-	-	-	-	(32,480)	-	(32,480)
Balance – April 30, 2005	9,000,000	1,800	(1,750)	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	-	-	-	10	-	-	10
Donated rent and services	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	(12,690)	-	(12,690)
Balance – April 30, 2006	9,000,000	1,800	(1,750)	-	(47,028)	22,500	(24,478)
Issuance of common shares for cash at $0.0544/share	1,822,500	364	100,886	-	-	-	101,250
Share subscriptions received	-	-	-	2,600,000	-	-	2,600,000
Donated rent and services	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	(220,450)	-	(220,450)
Balance – April 30, 2007	10,822,500	2,164	99,136	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit	157,514	32	3,765,908	(2,600,000)	-	-	1,165,940
Share cancellation	(6,642,500)	(1,328)	1,328	-	-	-	-
Fair value of warrants issued for mineral properties	-	-	840,000	-	-	-	840,000
Fair value of warrants issued for services	-	-	209,293	-	-	-	209,293
Net loss	-	-	-	-	(3,539,499)	-	(3,539,499)
Balance – April 30, 2008	4,337,514	868	4,915,665	-	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	-	-	-	120,000
Net loss	-	-	-	-	(3,391,459)	-	(3,391,459)
Balance – April 30, 2009	4,345,014	869	5,035,664	-	(7,198,436)	34,500	(2,127,403)

Interim Consolidated Statement of Stockholders’ Equity and Deficiency – continued

Shares issued in exchange for retirement of notes and other debt	4,366,522	45	1,746,563	-	-	-	1,746,608
Shares issued for private placement at $0.50 per unit	290,000	3	134,847	-	-	-	134,850
Shares issued for mineral properties at $.50	19,400,000	193	9,699,807	-	-	-	9,700,000
Net loss	-	-	-	-	(11,617,028)	-	(11,617,028)
Balance – April 30, 2010	28,401,536	1,110	16,616,881	-	(18,815,464)	34,500	(2,162,973)
Issuance of common shares for services	250,000	2	99,998	-	-	-	100,000
Shares issued in exchange for retirement of notes and other debt	7,094,572	71	1,915,463	-	-	-	1,915,534
Loss on settlement of related party debt			(1,125)		-	-	(1,125)
Modification of convertible note	-	-	126,875	-	-	-	126,875
Shares issued for private placement at $0.20 per unit	1,225,000	12	244,988	-	-	-	245,000
Net loss	-	-	-	-	(1,993,389)	-	(1,993,389)
Balance – April 30, 2011	36,971,108	1,195	19,003,080		(20,808,853)	34,500	(1,770,078)
Convertible note converted to shares	1,067,312	11	70,623	-	-	-	70,634
Shares issued to officers as compensation	5,000,000	50	449,950	-	-	-	450,000
Gain on stock issued on related party debt settlements (Note 8)			436,425	-	-	-	436,425
Shares issued in exchange for retirement of notes and other debt	6,543,114	66	654,245		-	-	654,311
Issuance of common shares for services	198,041	2	38,665	-	-	-	38,667
Shares issued for private placement at $0.15 per unit	7,866,666	78	1,167,903	-	-	-	1,167,981
Share subscriptions received				333,500			333,500
Shares cancelled	(250)	-	-	-	-	-	-
Net loss	-	-	-	-	(4,092,593)	-	(4,092,593)
Balance – April 30, 2012	57,645,991	1,402	21,820,891	333,500	(24,901,446)	34,500	(2,711,153)
Shares issued in a private placement at $0.15 per share	1,943,334	19	291,481	(291,500)	-	-	-
Net loss	-	-	-	-	(479,504)	-	(479,504)
Balance – July 31, 2012	59,589,325	1,421	22,112,372	42,000	(25,380,950)	34,500	(3,190,657)

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009 (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2012
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
July 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and ultimately the attainment of profitable operations. As at July 31, 2012, the Company has accumulated losses of $25,380,950 since inception and has a working capital deficiency of $3,190,662. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)     Basic and Diluted Net Loss Per Share

 Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at July 31, 2012 and 2011 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2012
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

3.	Summary of Significant Accounting Policies (cont'd)

e)     Comprehensive Loss

The Company reports comprehensive income or loss in a single continuous statement in its consolidated statement of operations and comprehensive loss.

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2012
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

3.	Summary of Significant Accounting Policies (cont'd)

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

l)     Recent Accounting Pronouncements

In June 2011 the FASB issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, which eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The ASU instead permits an entity to present the total of comprehensive income, the components of net income and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This ASU is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. We implemented the requirements and present net income and comprehensive income in a single continuous statement.

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." There are few differences between the ASU and IFRS 13. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820's existing disclosure requirements for fair value measurements and makes other amendments. The amendments in the update became effective for fiscal years and interim periods beginning after December 15, 2011. The Company has adopted this standard, and it did not materially impact the consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08 to simplify how tests for potential goodwill impairment are performed. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform further goodwill impairment testing as required under the previous standards. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011 if an entity’s financial statements had not yet been issued. We have adopted this standard and it did not materially impact our consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2012
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

4.        Mineral Properties

Expensed mineral exploration costs by area of exploration for the three months ended July 31, 2012 and 2011 were as follows

	Three Months ended July 31, 2012	Three Months ended July 31, 2011
Chile
Field supplies	759	-
Geological, mapping and survey	27,723	-
Property maintenance	1,312	-
Site administration	31,434	74,194
Travel	9,095	-
	70,323	74,194
Peru
Environmental Study	6,049	-
Field supplies	3,031	-
Geological, mapping and survey	46,907	-
Property maintenance	-	-
Site administration	168,790	-
Travel	25,812	-
	250,589	-

Total	$320,912	$74,194

The Company shares operating offices in Chile, Peru, and Tucson, AZ with Pacific Copper Corp. (“Pacific Copper”), a Delaware public company, in Chile and Arizona also with Pan American Lithium Corp. (“Pan American”), and in Arizona with Titan Iron Ore Corp. (“Titan”).  Certain directors and management of the Company also act as officers, directors, and management of the other companies (refer to Note 5)

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

5.        Related Party Transactions

During the three months ended on July 31, 2012, the Company incurred the following amounts to officers, directors, and other related parties to the Company in addition to transactions disclosed elsewhere in these financial statements. All unpaid balances due to related parties are non-interest bearing, and unsecured.  Cash advances will bear interest at stated rates of 8-10% per annum simple interest if formalized into promissory notes.

a)           incurred $22,500 (July 31, 2011: $22,500) to a director and officer of the Company for geological services rendered.  An aggregate of $22,500 (April 30, 2012: $0) was owed this director at July 31, 2012 for unpaid services and reimbursement of expenses,

b)           incurred to a director and officer of the Company $22,500 (July 31, 2011: $22,500) for management of South American exploration with such costs recorded as administrative costs.  An aggregate of $280,119 (April 30, 2012: $115,420) was owed to this director for unpaid fees and reimbursement of expenses;

c)           incurred to a former director and officer of the Company $24,283 (July 31, 2011: $37,630) for management services with respect to the administration of the Company.  An aggregate of $60,337 (April 30, 2012: $37,837) was owed to this officer at July 31, 2012 for unpaid services and reimbursement of expenses;

d)           paid an officer of the Company $984 (July 31, 2011: $11,062) for administrative services;

e)           the Company incurred a total of $57,057 (July 31, 2011: $77,382) to a private Chilean company with a director in common that provides exploration services to the Company in Chile, with such costs recorded as exploration costs in Chile, South America.  An aggregate of $75,762 (April 30, 2012: $18,704) was owing at July 31, 2012.

f)           paid an officer of the Company $11,132 (2011: $11,826) for accounting services;

g)           incurred to a company managed by an officer and director $7,500 (2011: $7,500) for administrative services. An aggregate of $55,535 (April 30, 2012: $12,925) was owed to this company at July 31, 2012 for unpaid services and unreimbursed expenses;

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in lease payments from Pan American Lithium Corp. (“Pan American”) in connection with the Piedra Parada concessions. Pan American has one director and two officers in common with the Company. During the three months ended July 31, 2012 the Company received payments totaling $2,000 (July 31, 2011: $4,000) from Pan American.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

6.	Convertible and Promissory Notes

Convertible Notes

The carrying values of the Company’s convertible notes consist of the following as of July 31, 2012 and April 30, 2012:

Convertible Notes	July 31, 2012	April 30, 2012
$200,000 face value convertible note due October 31, 2010	$200,000	$200,000

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

Promissory Note

During the year ended April 30, 2010, the Company borrowed $20,000 at 8% interest, unsecured and due on demand, from an unrelated party. At July 31, 2012, the balance owing including interest was $25,150 (April 30, 2012: $24,649).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

7.	Capital Stock

a)	Common Stock

On May 29, 2012, the Company issued 1,943,334 shares of the Company’s common stock under a private placement at a price of $0.15 per share for gross proceeds of $291,500 which were previously received as subscriptions. Each unit consists of one share of common stock and one half common stock share purchase warrant.

        b)      Warrants:

On May 29, 2012 and in connection with a private placement, the Company issued 971,668 warrants to purchase common shares at a price of $0.25 until 24 months following the issue date.

The fair value of these warrants at the date of grant of $72,975 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 3.25%, a dividend yield of 0%, and an expected volatility of 128.09%.

Warrant transactions are summarized as follows:
	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007	-	-	-
Granted during the year	436,060	21.37	2.00
Balance, April 30, 2008	436,060	21.37	1.22
Granted during the year	-	-	-
Balance, April 30, 2009	436,060	21.37	0.22
Granted during the year	306,800	.75	1.58
Expired during the year	(436,060)	14.00	-
Balance, April 30, 2010	306,800	.75	0.50
Granted during the year	1,225,000	.30	2.00
Balance, April 30, 2011	1,531,800	.39	1.25
Granted during the period	4,013,333	.25	1.9
Expired during the period	(306,800)	.75	-
Balance, April 30, 2012	5,238,333	.26	1.5
Granted during the period	971,668	.25	1.9
Balance, July 31, 2012	6,210,001	.26	1.3

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
July 31, 2012
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

The Fritis property consists of 8 mineral exploration concessions covering approximately 2,300 hectares (5,683 acres), located roughly 40 kilometers to the south of Copiapo, Chile, via paved highway and improved roads, and at an elevation of 500 meters. These concessions appear to contain epithermal precious metals targets. The property was previously controlled by Teck-Cominco until mid-2009 when the concessions lapsed and were acquired by Gareste, who conducted a surface sampling program in late 2009.  Zoro has identified several areas at the concessions which could be the targets of future exploration efforts. However, the Company has no current exploration plans for the remainder of 2012 for the Sierra Fritis property.

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

The project lies roughly 310 kilometers to the northeast of Copiapo, the capital of Region III, via paved highway and improved roads, and is at an elevation of over 4,000 meters. The 12 Piedra Parada property mineral exploration concessions cover a total of 3,600 hectares (8,895 acres) in a prototypical salar — a dry lake bed with inflow waters and subsurface brines. However, Gareste, the vendor at Piedra Parada, owned and conveyed to Zoro senior concession rights on only 2,100 hectares (5,189 acres), and also conveyed overstaked concessions on 1,500 additional hectares (3,706 acres) which are subject to the senior rights of a third party.

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

8.        Commitments and Contingencies (cont'd)

The Company has entered into an agreement dated October 11, 2010 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will issue 200,000 shares of its common stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant.  The shares were not issued as at July 31, 2012 due to a delay in starting the program.

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

8.        Commitments and Contingencies (cont'd)

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

8.        Commitments and Contingencies (cont'd)

On December 22, 2011, but having an effective date of September 26, 2011, the Company entered into a consulting agreement with Minex (the “Consulting Agreement”) whereby Minex agreed to provide certain services related to the Yura Project and operations in Peru in general in exchange for $200,000 of which $175,000 has been paid as at July 31, 2012.

On November 1, 2011, the Company entered into an agreement with a third party to provide administrative and investor relations services to the Company for a period of twelve (12) months. The Company agreed to pay the party CAD$17,000 per month. The agreement is cancellable by the Company with sixty (60) days written notice and by the party with ninety (90) days written notice.  As at July 31, 2012, the Company is in the process of cancelling this contract.

9.        Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, liabilities payable in capital stock, promissory notes payable, convertible notes and due to related parties. The carrying amounts of these financial instruments are a reasonable estimate of their fair values because of their current nature.

The following table summarizes information regarding the carrying values of the Company's financial instruments:

	July 31, 2012	April 30,2012

Held for trading (i)	$3,661	$9,181
Other financial liabilities (ii)	3,200,830	2,726,815

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 20112
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

 9.      Financial Instruments (cont'd)

The following table sets forth the Company's financial instruments as of July 31, 2012, measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

Cash	$3,661	-	-	3,661
Total assets	$3,661	-	-	3,661

Accounts payable and accrued liabilities	$-	-	881,427	881,427
Promissory notes payable	-	-	25,150	25,150
Convertible Notes	-	-	200,000	200,000
Derivative Financial Instruments	-	-	1,600,000	1,600,000
Due to related parties	-	-	494,253	494,253
Total other financial liabilities	$-	-	3,200,830	3,200,830

The following table sets forth the Company's financial instruments as of April 30, 2012, measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

Cash	$9,181	-	-	9,181
Total assets	$9,181	-	-	9,181

Accounts payable and accrued liabilities	$-	-	717,280	717,280
Promissory notes payable	-	-	24,649	24,649
Convertible Notes	-	-	200,000	200,000
Derivative Financial Instruments	-	-	1,600,000	1,600,000
Due to related parties	-	-	184,886	184,886
Total other financial liabilities	$-	-	2,726,815	2,726,815

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended July 31, 2012 and 2011 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended July 31, 2012 and 2011.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Please note that throughout this quarterly report, and unless otherwise noted, the words “we,” “our,” “us,” the “Company,” or “Zoro Mining,” refers to Zoro Mining Corp.

Subsidiaries

During May 2007 through October 2007 and in accordance with applicable local laws and regulations in Chile, Peru and Mexico, we incorporated three wholly-owned subsidiaries in Chile, Peru and Mexico as follows: Sociedad Zoro Chile Limitada, in Chile, Zoro Mining SAC, in Peru; and Aravena Mexicana, SA in Mexico. We have completed property transfers in Chile, and the title to our property interests in Peru will now be held by our subsidiary indirectly through the Yura Agreement described in note 8 of the interim consolidated financial statements above.  The Mexican properties have lapsed due to non-payment of the concession maintenance fees.

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

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

Proposed Budget Phase 1
Activity	Description	Total
Geology
Geologic Mapping	60days @ $700/day	$42,500
Structural Analysis	10days @ $700/day	$7,000
Landsat Imagery & thematic analysis	Est. $25,000	$25,000

Geochemistry
Rock chip sampling	45 days @ $500/day	$22,500
Rock chip analyses	15 smpls/day x 45 x $35	$23,625

Geophysical Surveys
Aeromagnetic Survey	15 days est. $35,000	35,000
Radiometrics Survey	Est. $50,000	$50,000
Ground magnetometry+report	20 days @ $ 700/day	$14,000
SubTotal		$219,625
Contingency @ 10%		21,962
Phase 1 Total		$241,587

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Proposed Budget Phase 2
Activity	Description	Total
Drill Program
Drill Mobilization Costs		$25,000
Core Drilling	3000 m’s x 100/m	$300,000

Geological & supervision	35 days @ $700	$24,500
Analyses – rock	1500 samples at $35/sample	$52,500

Support
Misc. supplies & materials	Estimate	$5,000
Food & Lodging, 2 personnel	Estimate 60 days @ $300/day	$18,000
Vehicles	Estimate 70 days @ $200/day	$14,000
	Subtotal	$439,000
Contingency @ 10%		$43,900
Total		$482,900

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

3.
Joint Venture and Joint Operating Agreement. At the time that Earn-In is achieved, the parties will form a Joint Venture and finalize and execute a Joint Operating Agreement ("JOA") to govern their interests in Escondida, whereby LDC will be the Operator, and the parties shall fund their respective shares of expenses going forward. With Zoro’s consent, Llanos subsequently assigned its rights in the earn-in agreement to the Escondida Chile Joint Venture, a partnership between Llanos and the HEI Escondida Joint Venture. As at July 31, 2012, Escondida Chile was still in the process of conducting the exploration and drilling program with the results to be determined in the latter half of 2012. As at July 31, 2012, the parties have agreed to extend the agreement an additional 12 months.

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

Phase 1 Proposed Budget
Activity	Description	Total
Geology
Geologic Mapping	60days @ $700/day	$42,000
Aerial photography detailed mapping	15days@$700/day	$10,500
Landsite & thematic imagery analysis	Acq., analysis	$32,500
Geochemistry
collection	2geos-120days@ $500	$60,000
analysis	1500smpls@$50ea	$75,000
Trenching & Roads
Trenching	30days@$125/hr	$30,000
Roads	30days@$125/hr	$30,000
Bulk Sample
Collection	500kg est	$2,500
Analysis	Mult testwork est	$15,000
Logistics
Vehicles	Assume 3, 1500/mo*3	$13,500
Food & Lodging	90days, 2geos, $125/day	$22,500
Field Supplies	Estimate	$5,500
Office- report & target defin.	15days@$700/day	$10,500
Subtotal		$349,500
10%contingency		$34,950
Phase 1 total		$384,450

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Phase 2 Proposed Budget
Activity	Description	Total
Drill Program
Drill Mobilization Costs		$25,000
Core Drilling	5000 m’s x 100/m	$500,000

Geological & supervision	60 days @ $700	$42,000
Analyses – rock	2,500 samples at $35/sample	$87,500

Support
Misc. supplies & materials	Estimate	$5,000
Food & Lodging, 2 personnel	Estimate 60 days @ $300/day	$18,000
Vehicles	Estimate 70 days @ $200/day	$14,000
	Subtotal	$691,500
Contingency @ 10%		$69,150
Total		$760,650

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended July 31, 2012 and July 31, 2011, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

The following table sets forth selected financial information for the periods indicated.

	For the Three Months Ended July 31, 2012	For the Three Months Ended July 31, 2011	From April 20, 2004 (Date of Inception) to July 31, 2012
	$	$	$
Expenses
Bad Debt	-	-	136,250
Depreciation	-	14,238	371,800
Donated services	-	-	25,500
Filing and transfer agent fees	1,925	1,419	77,479
Impairment of mineral property costs	-	-	10,756,203
Interest Expense	13,153	19,149	374,501
Investor Relations	-	13,244	414,691
Management and administration fees	109,154	98,250	3,173,869
Mineral exploration costs (Note 4)	320,912	74,194	8,209,643
Office and general	16,387	20,984	823,044
Professional fees	17,973	35,868	854,832
Salaries and consulting fees	-	-	450,000

Net loss	(479,504)	(277,346)	(25,667,812)

Three month period ended July 31, 2012 Compared to Three month period ended July 31, 2011.

During the three month periods ended July 31, 2012 and 2011, we did not generate any revenue.

During the three month period ended July 31, 2012, we incurred expenses of $479,504 compared to $277,346 incurred during the three month period ended July 31, 2011 (an increase of $202,158). These expenses incurred during the three month period ended July 31, 2012 and July 31, 2011 consisted of: (i) depreciation of $nil (2011: $14,238); (ii) filing and transfer agent fees of $1,925 (2011: $1,419); (iii) management and administration fees of $109,154 (2011: $98,250); (iv) mineral exploration costs of $320,912 (2011: $74,194); (v) office and general of $16,837 (2011: $20,984); (vi) professional fees of $17,973 (2011: $35,868); (vii) interest expense of $13,153 (2011: $19,149); (viii) investor relations of $nil (2011: $13,244) and (ix) salaries and consulting fees of $nil (2011: $nil).  Total expenses incurred during the three month period ended July 31, 2012 increased compared to the three month period ended July 31, 2011 primarily due to higher mineral explorations costs and management and administration fees and lower professional fees.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Our net loss for the three month period ended July 31, 2012 was $479,504 compared to a net loss of $277,346 during the three month period ended July 31, 2011 (an increase of $202,158).  The increase in our net loss is primarily due to the increase in mineral exploration costs.  Our net loss during the three month period ended July 31, 2012 was $0.01 per share compared to a net loss $0.01 per share during the three month period ended July 31, 2011. The weighted average number of shares outstanding was 58,976,752 for the three month period ended July 31, 2012 compared to 36,971,108 for the three month period ended July 31, 2011.

Liquidity and Capital Resources

As at the three month period ended July 31, 2012, our current assets were $10,168 and our current liabilities were $3,200,830, which resulted in a working capital deficiency of $3,190,662. As at the three month period ended July 31, 2012, current assets were comprised of $3,661 in cash and $6,507 in other receivables. As at the three month period ended July 31, 2012, current liabilities were comprised of: (i) $881,427 in accounts payable and accrued liabilities; (ii) $1,600,000 in capital stock payable; (iii) $494,253 due to related parties; and (iv) $225,150 in promissory notes payable.

As at the three month period ended July 31, 2012, our total assets were $10,173 comprised of: (i) $10,168 in current assets and (ii) $5 in mineral properties, compared to total assets of $15,662 as at our year ended April 30, 2012. The decrease in total assets during the three month period ended July 31, 2012 was primarily due to a decrease in cash.

As at the three month period ended July 31, 2012, our current and total liabilities were $3,200,830 compared to current and total liabilities of $2,726,815 as of our fiscal year ended April 30, 2012.  The increase in liabilities during the three month period ended July 31, 2012 resulted from an increase in accounts payable and accrued liabilities and due to related parties.

Stockholders’ deficit increased to $3,190,657 as at July 31, 2012 from $2,711,153 as at our year ended April 30, 2012.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended July 31, 2012, net cash flows used in operating activities was $5,520, consisting of a net loss of $479,504.  Net cash flows used in operating activities was changed by an increase in other receivables of $31, an increase in amounts due to related parties of $309,367, and an increase in accounts payable and accrued liabilities of $164,648.

For the three month period ended July 31, 2011, net cash flows used in operating activities was $79,539 consisting of a net loss of $275,314, adjusted by $14,238 in depreciation and $5,045 in amortization of debt discount, plus a decrease of $2,032 in adjustment to fair value of derivative instruments.  Net cash flows used in operating activities was further changed by an increase in other receivables of $3,376, an increase in amounts due to related parties of $215,428 and a decrease in accounts payable and accrued liabilities of $33,528.

Cash Flows from Investing Activities

We did not have any cash flows from investing activities for the three month period ended July 31, 2012 or for the three month period ended July 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the three month period ended July 31, 2012, net cash flows provided from financing activities was $nil compared to $nil for the three month period ended July 31, 2011.

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

(a)	approximately $720,000 in the aggregate for the Phase I exploration programs at each of the Don Beno, Escondida and Yura properties; and

(b)	approximately $1,000,000 for management and administration fees, professional fees, and other general expenses over the next twelve months.

At July 31, 2012, we had cash of $3,661 and a working capital deficit of $3,190,662.  During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months.  Management anticipates that further advances and debt instruments, and equity private placements will be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity to third parties, and debt instruments from related and non-related parties.

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

During the three months ended July 31, 2012, we incurred $22,500 (July 31, 2011: $22,500) to a director and officer of Zoro for geological services rendered.  An aggregate of $22,500 (April 30, 2012: $0) was owed this director at July 31, 2012 for unpaid services and reimbursement of expenses,

During the three months ended July 31, 2012, we incurred $22,500 (July 31, 2011: $22,500) to a director and officer of Zoro for management of South American exploration with such costs recorded as administrative costs.  An aggregate of $280,119 (April 30, 2012: $115,420) was owed to this director for unpaid fees and reimbursement of expenses;

During the three months ended July 31, 2012, we incurred $24,283 (July 31, 2011: $37,630) to a former director and officer of Zoro for management services with respect to the administration of the Company.  An aggregate of $60,337 (April 30, 2012: $37,837) was owed to this officer at July 31, 2012 for unpaid services and reimbursement of expenses;

During the three months ended July 31, 2012, we paid an officer of Zoro $984 (July 31, 2011: $11,062) for administrative services;

During the three months ended July 31, 2012, we incurred a total of $57,057 (July 31, 2011: $77,382) to a private Chilean company with a director in common that provides exploration services to Zoro in Chile, with such costs recorded as exploration costs in Chile, South America.  An aggregate of $75,762 (April 30, 2012: $18,704) was owing at July 31, 2012 for unpaid services and unreimbursed expenses.

During the three months ended July 31, 2012, we paid an officer of Zoro $11,132 (2011: $11,826) for accounting services;

During the three months ended July 31, 2012, we incurred to a company managed by an officer and director $7,500 (2011: $7,500) for administrative services. An aggregate of $55,535 (April 30, 2012: $12,925) was owed to this company at July 31, 2012 for unpaid services and unreimbursed expenses;

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

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

Promissory Notes

During the fiscal year ended April 30, 2010, the Company borrowed $20,000 at 8% interest unsecured and due on demand note from an unrelated party.  At July 31, 2012 the balance owing including the interest was $25,150 (April 30, 2012: $24,649).

Lease Agreement Guarantor

We have guaranteed the remaining lease term at previous premises previously occupied in Tucson.  The Company is a guarantor of a lease agreement effective September, 1, 2007 that obligates the Company under conditions of default by a previously related party lessee (a company which had two directors in common with the Company), to pay for the entire lease relating to the Company’s Tucson office until the end of the lease term through October 31, 2011 or as amended or renewed.  As at July 31, 2012, the gross value of the guarantee was $212,774.  The lessee has defaulted on the lease and the lessee subsequently moved offices. The potential liability, if any, as a result of the lessee’s default due to joint and severable provisions relating to the lease guarantee is presently not determinable, and the Company has not been advised of the results, if any of negotiations by the lessee to settle this potential liability with the landlord.

Advisory and Capital Raise Services Agreements

The Company has entered into an agreement dated October 11, 2010 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will issue 200,000 shares of its commons stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant.  The shares were not issued as at July 31, 2012 due to a delay in starting the program.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

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

On March 31, 2011 the Company entered into an Earn-In agreement with Llanos de Caldera, S.A. Cerrada, (“Llanos”), a privately-held Chilean corporation, for participation by Llanos in the Escondida project.  The agreement granted Llanos a one-year period during which to act as operator and expend US$500,000 in qualifying expenditures at the project, constituting an initial exploration program and including drilling, sampling analytical and metallurgical test work.  At the end of the period, if it has properly incurred the qualifying expenditures, Llanos can elect to Earn-In and acquire an undivided 70% of the Escondida project.  On Earn-In the parties will form a joint venture and execute a Joint Operating Agreement whereby Llanos will be the Operator, and the parties shall fund their respective shares of expenses going forward. With Zoro’s consent, Llanos subsequently assigned its rights in the earn-in agreement to the Escondida Chile Joint Venture, a partnership between Llanos and the HEI Escondida Joint Venture.As at April 30, 2012, Escondida Chile was still in the process of conducting the exploration and drilling program with the results to be determined in the latter half of 2012. Although the agreement has lapsed, the parties have not formally cancelled it as at July 31, 2012.

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

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

Consulting Agreement

On December 22, 2011, but having an effective date of September 26, 2011, we entered into a consulting agreement with Minex Ventures II, LLC (“Minex”), a Colorado limited liability company, whereby Minex will provide and perform for our benefit the following services: (i) assisting in the negotiation and facilitating the arrangements necessary to assemble the Yura Yebecahas Mining Project located in Arequipa, Peru (the “Yura Project”); (ii) assisting in the negotiation and facilitating a letter of intent with Formacion Yura Exploracion S.A.C., Donald Stiles and South American Immobiliara S.A.C. for a joint venture on the Yura Project; (iii) assisting in the negotiation with the owners of the approximately 1,500 hectares of exploration concessions (specifically known as the “Fortuna Properties”) to have the Fortuna Properties placed into the Yura Project; (iv) assisting us with engaging qualified and experienced geologists and other experienced exploration personnel required for any exploration programs on the Yura Project; (v) assisting us with raising equity capital on terms acceptable to us and Minex; (vi) assisting in the identification of gold exploration projects in Peru which may enhance shareholder value for us; (vii) assisting in the negotiation of all proposed or potential joint venture and/or financing arrangements in connection with the ongoing development of our business; and (viii) assisting in and facilitating in the setting up of corporate alliances in Peru for us, or for any of our subsidiaries, as the case may be and as may be determined by us in our sole and absolute discretion, with potential and strategic business and financial partners for the purposes of our ongoing development and financing. In consideration for the services we will pay a consulting fee of $200,000 of which an initial $100,000 of the fee has already been paid to Minex prior to execution of the consulting agreement and a further $100,000 is to be paid to Minex on or before March 31, 2012. As at July 31, 2012 $25,000 of this amount was owing to the consultant.. The services to be provided under the consulting agreement have been substantially completed by December 31, 2011. A copy of the consulting agreement was attached as an Exhibit to our Form 10-Q filed with the SEC on March 21, 2012.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

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

Recent Accounting Pronouncements

In June 2011 the FASB issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, which eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The ASU instead permits an entity to present the total of comprehensive income, the components of net income and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This ASU is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. We early implemented the requirements and present net income and comprehensive income in a single continuous statement.

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." There are few differences between the ASU and IFRS 13. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820's existing disclosure requirements for fair value measurements and makes other amendments. The amendments in the update became effective for fiscal years and interim periods beginning after December 15, 2011. The Company has adopted this standard, and it did not materially impact the consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08 to simplify how tests for potential goodwill impairment are performed. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform further goodwill impairment testing as required under the previous standards. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011 if an entity’s financial statements had not yet been issued. We have early adopted this standard on September 30, 2011 and it did not materially impact our consolidated financial statements.

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

As of July 31, 2012, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as at our year ended April 30, 2012, as disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2012, which may be considered to be material weaknesses and which had not been resolved as of July 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended July 31, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

On May 29, 2012, we issued an aggregate of 1,943,334 units of the Company to seven investors at a price of $0.15 per unit for gross proceeds of $291,500. Each unit is comprised of one share of common stock and one half of one share purchase warrant. Each whole share purchase warrant is exercisable into one share of common stock at an exercise price of $0.25 per share until May 29, 2014.  We relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Regulation S (with respect to one investor) and Rule 506 of Regulation D and/or Section 4(2) (with respect to the remaining six investors), based upon representations and warranties provided by the investors of the units in their respective subscription agreements entered into between each investor and the Company.

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

Item 6.                 Exhibits (Cont'd)

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
Harold Gardner
Interim Chief Executive Officer, President and a director
(Principal Executive Officer)
Date: September 19, 2012

By:	/s/ Frank Garcia
Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: September 19, 2012