Form 10-Q
period 2012-10-31
Zoro Mining Corp.
filed 2012-12-21
CIK 1329484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  59,869,325 shares of common stock as of December 10, 2012.

ZORO MINING CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
October 31, 2012

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

Part I

Item 1.         Financial Statements

The following unaudited interim financial statements of Zoro Mining Corp. are included in this quarterly report on Form 10-Q:

Page
Interim Consolidated Balance Sheets as at October 31, 2012 (unaudited) and April 30, 2012 (audited)	4

Interim Consolidated Statements of Operations and Comprehensive Loss for the three and six month periods ended October 31, 2012 and October 31, 2011 and for the period from inception (April 20, 2004) to October 31, 2012	5

Interim Consolidated Statements of Cash Flows for the periods ended October 31, 2012 and October 31, 2011 and for the period from inception (April 20, 2004) to October 31, 2012	6

Interim Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from inception (April 20, 2004) to October 31, 2012	7 - 8

Condensed Notes to the Interim Consolidated Financial Statements	9

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets as at October 31, 2012 (unaudited) and April 30, 2012 (audited)
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

	October 31, 2012 $	April 30, 2012 $

CURRENT ASSETS
Cash	806	9,181
Other receivables	6,518	6,476

Total Current Assets	7,324	15,657

Mineral Properties	5	5

TOTAL ASSETS	7,329	15,662

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable and accrued liabilities	1,102,697	717,280
Promissory notes payable (Note 6)	225,650	224,649
Liabilities payable in capital stock (Note 8)	1,600,000	1,600,000
Due to related parties (Note 5)	709,437	184,886

Total Current Liabilities	3,637,784	2,726,815

Total Liabilities	3,637,784	2,726,815

Stockholders’ Deficiency

Capital stock (Note 7) 180,000,000 common shares authorized, $0.00001 par value
59,869,325 shares issued and outstanding (April 30, 2012 – 57,645,991)	1,424	1,402
Additional paid-in capital	22,154,369	21,820,891
Subscriptions received	-	333,500
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(25,820,748)	(24,901,446)

Total Stockholders’ Deficiency	(3,630,455)	(2,711,153)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	7,329	15,662
GOING CONCERN   (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 8)
RELATED PARTY TRANSACTIONS (Note 5)

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended October 31, 2012 and October 31, 2011 and for the period from inception (April 20, 2004) to October 31, 2012
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

	For the Three months Ended October 31, 2012	For the Three months Ended October 31, 2011	For the Six months Ended October 31, 2012	For the Six months Ended October 31, 2011	Cumulative since inception to October 31, 2012
	$	$	$	$	$
Expenses
Bad Debt	-	-	-	-	136,250
Depreciation	-	14,238	-	28,476	371,800
Donated services	-	-	-	-	25,500
Filing and transfer agent fees	2,489	7,334	4,414	8,753	79,968
Impairment of mineral property costs	-	-	-	-	10,756,203
Interest expense	13,152	20,475	26,305	39,624	387,653
Investor relations	-	2,430	-	15,674	414,691
Management and administration fees	82,440	90,137	191,594	188,387	3,256,309
Mineral exploration costs (Note 3)	316,446	145,447	637,358	219,641	8,526,089
Office and general	6,659	7,006	23,046	27,990	829,703
Professional fees	18,612	44,912	36,585	80,780	873,444
Salaries and consulting fees	-	450,000	-	450,000	450,000

	(439,798)	(781,979)	(919,302)	(1,059,325)	(26,107,610)
Other income (loss)
Federal income tax recovery	-	-	-	-	216,208
Gain on sale of fixed assets	-	-	-	-	23,891
Derivative Gain (Loss) (Note 6)	-	(11,447)	-	(9,415)	103
Extinguishment Loss on Debt Modification	-	-	-	-	(126,875)
Gain on Debt Settlement	-	-	-	-	130,093
Impairment of Equipment	-	-	-	-	(24,604)
Interest income	-	-	-	-	68,046

Net loss and comprehensive loss	(439,798)	(793,426)	(919,302)	(1,068,740)	(25,820,748)

Basic and diluted loss per common Share	(0.01)	(0.02)	(0.015)	(0.03)

Weighted average number of common shares outstanding - basic and diluted	59,683,673	40,739,776	59,330,213	38,855,442

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows for the six months ended October 31, 2012 and October 31, 2011 and for the period from inception (April 20, 2004) to October 31, 2012
(Expressed in US Dollars)
(Unaudited – Prepared By Management)
	For the Six Months Ended October 31, 2012 $	For the Six Months Ended October 31, 2011 $	From April 20, 2004 (Date of Inception) to October 31,2012 $
Cash Flows Used In Operating Activities

Net loss	(919,302)	(1,068,740)	(25,820,748)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of equipment	-	-	24,604
Federal income tax recovery	-	-	(216,208)
Extinguishment loss on debt modification	-	-	126,875
Adjustment to fair value of derivative instruments	-	9,415	(103)
Amortization of debt discount	-	12,146	13,837
Depreciation	-	28,475	371,800
Non-cash management fees	-	-	429,293
Accrued interest income	-	-	(11,250)
Shares issued for services	-	450,000	488,667
Gain on sale of fixed assets	-	-	(23,891)
Accretion of interest on convertible note	-	-	32,121
Bad debt	-	-	136,250
Impairment of mineral properties	-	-	10,756,203
Gain on debt settlement	-	-	(130,093)
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in operating assets and liabilities:
Decrease (increase) in other receivables and prepaid expenses	(42)	1,905	(6,518)
Increase in due to related parties	524,551	482,412	3,979,103
Increase (decrease) in accounts payable and accrued liabilities	386,418	8,138	3,395,195

Net Cash Used in Operating Activities	(8,375)	(76,249)	(6,420,363)

Cash Flows Used In Investing Activities
Purchase of equipment	-	-	(518,513)
Proceeds from Sale of Equipment	-	-	146,000
Loan receivable	-	-	(125,000)

Net Cash Used In Investing Activities	-	-	(497,513)

Cash Flows From Financing Activities
Promissory note payable	-	-	927,611
Convertible note	-	-	242,500
Proceeds from common stock issuances and subscriptions	-	-	5,748,571

Net Cash From Financing Activities	-	-	6,918,682

Increase (Decrease) in Cash	(8,375)	(76,249)	806

Cash – Beginning	9,181	81,161	–

Cash – Ending	806	4,912	806

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–
Shares issued for services	-	-	–

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statement of Stockholders’ Equity (Deficiency)
From April 20, 2004 (Date of Inception) to October 31, 2012
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

			Additional Paid-in	Common Stock Subscrip-	Deficit Accumulated During the Exploration	Don- ated
	Common Stock		Capital	tions	Stage	Capital	Total
	#	$	$	$	$	$	$
Balance – April 20, 2004 (Date of Inception)	-	-	-	-	-	-	-
Issuance of common shares for cash at $.0002/share	7,200,000	1,440	(1,400)	(40)	-	-	-
Net loss for the period	-	-	-	-	(1,858)	-	(1,858)
Balance – April 30, 2004 - Audited	7,200,000	1,440	(1,400)	(40)	(1,858)	-	(1,858)
Issuance of common shares for cash at $.0002/share	1,800,000	360	(350)	(10)	-	-	-
Share subscriptions received	-	-	-	40	-	-	40
Donated rent and services	-	-	-	-	-	10,500	10,500
Net loss for the year	-	-	-	-	(32,480)	-	(32,480)
Balance – April 30, 2005 – Audited	9,000,000	1,800	(1,750)	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	-	-	-	10	-	-	10
Donated rent and services	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	(12,690)	-	(12,690)
Balance – April 30, 2006 – Audited	9,000,000	1,800	(1,750)	-	(47,028)	22,500	(24,478)
Issuance of common shares for cash at $0.0544/share	1,822,500	364	100,886	-	-	-	101,250
Share subscriptions received	-	-	-	2,600,000	-	-	2,600,000
Donated rent and services	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	(220,450)	-	(220,450)
Balance – April 30, 2007 – Audited	10,822,500	2,164	99,136	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit	157,514	32	3,765,908	(2,600,000)	-	-	1,165,940
Share cancellation	(6,642,500)	(1,328)	1,328	-	-	-	-
Fair value of warrants issued for mineral properties	-	-	840,000	-	-	-	840,000
Fair value of warrants issued for services	-	-	209,293	-	-	-	209,293
Net loss	-	-	-	-	(3,539,499)	-	(3,539,499)
Balance – April 30, 2008 – Audited	4,337,514	868	4,915,665	-	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	-	-	-	120,000
Net loss	-	-	-	-	(3,391,459)	-	(3,391,459)
Balance – April 30, 2009 – Audited	4,345,014	869	5,035,664	-	(7,198,436)	34,500	(2,127,403)

Interim Consolidated Statement of Stockholders’ Equity and Deficiency – continued

Shares issued in exchange for retirement of notes and other debt	4,366,522	45	1,746,563	-	-	-	1,746,608
Shares issued for private placement at $0.50 per unit	290,000	3	134,847	-	-	-	134,850
Shares issued for mineral properties at $.50	19,400,000	193	9,699,807	-	-	-	9,700,000
Net loss	-	-	-	-	(11,617,028)	-	(11,617,028)
Balance – April 30, 2010 – Audited	28,401,536	1,110	16,616,881	-	(18,815,464)	34,500	(2,162,973)
Issuance of common shares for services	250,000	2	99,998	-	-	-	100,000
Shares issued in exchange for retirement of notes and other debt	7,094,572	71	1,915,463	-	-	-	1,915,534
Loss on settlement of related party debt			(1,125)		-	-	(1,125)
Modification of convertible note	-	-	126,875	-	-	-	126,875
Shares issued for private placement at $0.20 per unit	1,225,000	12	244,988	-	-	-	245,000
Net loss	-	-	-	-	(1,993,389)	-	(1,993,389)
Balance – April 30, 2011 – Audited	36,971,108	1,195	19,003,080		(20,808,853)	34,500	(1,770,078)
Convertible note converted to shares	1,067,312	11	70,623	-	-	-	70,634
Shares issued to officers as compensation	5,000,000	50	449,950	-	-	-	450,000
Gain on stock issued on related party debt settlements (Note 8)			436,425	-	-	-	436,425
Shares issued in exchange for retirement of notes and other debt	6,543,114	66	654,245		-	-	654,311
Issuance of common shares for services	198,041	2	38,665	-	-	-	38,667
Shares issued for private placement at $0.15 per unit	7,866,666	78	1,167,903	-	-	-	1,167,981
Share subscriptions received				333,500			333,500
Shares cancelled	(250)	-	-	-	-	-	-
Net loss	-	-	-	-	(4,092,593)	-	(4,092,593)
Balance – April 30, 2012 – Audited	57,645,991	1,402	21,820,891	333,500	(24,901,446)	34,500	(2,711,153)
Shares issued in a private placement at $0.15 per share	2,223,334	22	333,478	(333,500)	-	-	-
Net loss	-	-	-	-	(919,302)	-	(919,302)
Balance – October 31, 2012 - Unaudited	59,869,325	1,424	22,154,369	-	(25,820,748)	34,500	(3,630,455)

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009 (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October  31, 2012
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
October 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and ultimately the attainment of profitable operations. As at October 31, 2012, the Company has accumulated losses of $25,820,748 since inception and has a working capital deficiency of $3,630,460. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)     Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at October 31, 2012 and 2011 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2012
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

3.	Summary of Significant Accounting Policies (cont'd)

d)     Comprehensive Loss

The Company reports comprehensive income or loss in a single continuous statement in its consolidated statement of operations and comprehensive loss.

e)     Mineral Property Costs

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

f)     Financial Instruments

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

g)     Income Taxes

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

h)     Foreign Currency Translation

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
October 31, 2012
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

3.	Summary of Significant Accounting Policies (cont'd)

i)     Stock-Based Compensation

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

j)     Long-Lived Assets

The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are recognized in the statement of operations  as the excess of the carrying amount of the asset over its estimated fair value.

k)     Recent Accounting Pronouncements

In June 2011 the FASB issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, which eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The ASU instead permits an entity to present the total of comprehensive income, the components of net income and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This ASU is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. Effective May 1, 2012, the company adopted  this standard   and presented  net income and comprehensive income in a single continuous statement.

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." There are few differences between the ASU and IFRS 13. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820's existing disclosure requirements for fair value measurements and makes other amendments. The amendments in the update became effective for fiscal years and interim periods beginning after December 15, 2011. Effective May 1, 2012 the Company  adopted this standard, and it did not materially impact the consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08 to simplify how tests for potential goodwill impairment are performed. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform further goodwill impairment testing as required under the previous standards. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011 if an entity’s financial statements had not yet been issued. Effective May 1, 2012 the Company  adopted this standard  and it did not materially impact our consolidated financial statements.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2012
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

4.	Mineral Properties

Expensed mineral exploration costs by area of exploration for the six months ended October 31, 2012 and 2011 were as follows

	Six months ended October 31, 2012	Six months ended October 31, 2011
Chile
Field supplies	1,559	-
Geological, mapping and survey	47,783	-
Property maintenance	1,312	-
Site administration	62,934	219,641
Travel	12,695	-
	126,283	219,641
Peru
Environmental Study	11,614	-
Field supplies	3,935	-
Geological, mapping and survey	117,754	-
Property maintenance	2,749	-
Site administration	323,065	-
Travel	51,958	-
	511,075	-

Total	$637,358	$219,641

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
October 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

5.        Related Party Transactions

During the six months ended on October 31, 2012, the Company incurred the following amounts to officers, directors, and other related parties to the Company in addition to transactions disclosed elsewhere in these financial statements. All unpaid balances due to related parties are non-interest bearing, and unsecured.  Cash advances will bear interest at stated rates of 8-10% per annum simple interest if formalized into promissory notes.

a)           incurred $45,000 (October 31, 2011: $45,000) to a director and officer of the Company for geological services rendered.  An aggregate of $46,099 (April 30, 2012: $0) was owed this director at October 31, 2012 for unpaid services and reimbursement of expenses,

b)           incurred to a director and officer of the Company $45,000 (October 31, 2011: $45,000) for management of South American exploration with such costs recorded as administrative costs.  An aggregate of $373,525 (April 30, 2012: $115,420) was owed to this director for unpaid fees and reimbursement of expenses;

c)           incurred to a former director and officer of the Company $47,451 (October 31, 2011: $67,647) for management services with respect to the administration of the Company.  An aggregate of $82,837 (April 30, 2012: $37,837) was owed to this officer at October 31, 2012 for unpaid services and reimbursement of expenses;

d)           paid an officer of the Company $2,241 (October 31, 2011: $14,539) for administrative services;

e)           the Company incurred a total of $112,957 (October 31, 2011: $149,823) to a private Chilean company with a director in common that provides exploration services to the Company in Chile, with such costs recorded as exploration costs in Chile, South America.  An aggregate of $131,661 (April 30, 2012: $18,704) was owing at October 31, 2012.

f)           paid an officer of the Company $14,945 (2011: $15,543) for accounting services;

g)           incurred to a company managed by an officer and director $15,000 (2011: $15,000) for administrative services. An aggregate of $75,315 (April 30, 2012: $12,925) was owed to this company at October 31, 2012 for unpaid services and unreimbursed expenses;

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in lease payments from Pan American Lithium Corp. (“Pan American”) in connection with the Piedra Parada concessions. Pan American has one director and two officers in common with the Company. During the six months ended October 31, 2012 the Company received payments totaling $2,000 (October 31, 2011: $10,000) from Pan American.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

6.	Promissory Notes Payable

Convertible Notes

The carrying values of the Company’s convertible notes consist of the following as of October 31, 2012 and April 30, 2012:

Convertible Notes	October 31, 2012	April 30, 2012
$200,000 face value convertible note due October 31, 2010	$200,000	$200,000

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

Promissory Note

During the year ended April 30, 2010, the Company borrowed $20,000 at 8% interest, unsecured and due on demand, from an unrelated party. At October 31, 2012, the balance owing including interest was $25,650 (April 30, 2012: $24,649).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2012
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

On September 30, 2012, the Company issued 280,000 shares of the Company’s common stock under a private placement at a price of $0.15 per share for gross proceeds of $42,000 which were previously received as subscriptions. Each unit consists of one share of common stock and one half common stock share purchase warrant.

        b)      Warrants:

On May 29, 2012 and in connection with a private placement, the Company issued 971,668 warrants to purchase common shares at a price of $0.25 until 24 months following the issue date.

The fair value of these warrants at the date of grant of $72,975 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.27%, a dividend yield of 0%, and an expected volatility of 128.09%.

On September 17, 2012 and in connection with a private placement, the Company issued 140,000 warrants to purchase common shares at a price of $0.25 until 24 months following the issue date.

 The fair value of these warrants at the date of grant of $7,816 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.27%, a dividend yield of 0%, and an expected volatility of 119.90%.

Warrant transactions are summarized as follows:
	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007	-	-	-
Granted during the year	436,060	21.37	2.00
Balance, April 30, 2008	436,060	21.37	1.22
Granted during the year	-	-	-
Balance, April 30, 2009	436,060	21.37	0.22
Granted during the year	306,800	.75	1.58
Expired during the year	(436,060)	14.00	-
Balance, April 30, 2010	306,800	.75	0.50
Granted during the year	1,225,000	.30	2.00
Balance, April 30, 2011	1,531,800	.39	1.25
Granted during the period	4,013,333	.25	1.9
Expired during the period	(306,800)	.75	-
Balance, April 30, 2012	5,238,333	.26	1.5
Granted during the period	1,111,668	.25	1.6
Balance, October 31, 2012	6,350,001	.26	1.1

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
October 31, 2012
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
October 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

8.         Commitments and Contingencies - continued

The Company has entered into an agreement dated October 11, 2010 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will issue 200,000 shares of its common stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant.  The shares were not issued as at October 31, 2012 due to a delay in starting the program.

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
October 31, 2012
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

With respect to the Minex Agreement, as at April 30, 2012, the Company had amended the Minex Agreement with the following key change:

•           the agreed value of the Minex contributions under the original Minex Agreement is US$1.6 million instead of US$3 million and that the Company agrees to issue 10 million shares of common stock instead of 18 million shares of common stock to Minex or to those designated by Minex, subject to satisfying applicable securities laws. As at October 31, 2012, the shares have not been issued pending documentation of receipts and assigning of shares.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2012
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

8.        Commitments and Contingencies - continued

On December 22, 2011, but having an effective date of September 26, 2011, the Company entered into a consulting agreement with Minex (the “Consulting Agreement”) whereby Minex agreed to provide certain services related to the Yura Project and operations in Peru in general in exchange for $200,000 of which $175,000 has been paid as at October 31, 2012.

On November 1, 2011, the Company entered into an agreement with a third party to provide administrative and investor relations services to the Company for a period of twelve (12) months. The Company agreed to pay the party CAD$17,000 per month. The agreement is cancellable by the Company with sixty (60) days written notice and by the party with ninety (90) days written notice.  As at October 31, 2012, the Company is in the process of cancelling this contract.

 9.      Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, liabilities payable in capital stock, promissory notes payable, convertible notes and due to related parties. The carrying amounts of these financial instruments are a reasonable estimate of their fair values because of their current nature.

The following table summarizes information regarding the carrying values of the Company's financial instruments:

	October 31, 2012	April 30,2012

Held for trading (i)	$806	9,181
Other financial liabilities (ii)	3,637,784	2,726,815

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2012
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

 9.      Financial Instruments - continued

The following table sets forth the Company's financial instruments as of October 31, 2012, measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

Cash	$806	-	-	806
Total assets	$806	-	-	806

Accounts payable and accrued liabilities	$-	-	1,126,296	1,126,296
Promissory notes payable	-	-	25,650	25,650
Convertible Notes	-	-	200,000	200,000
Derivative Financial Instruments	-	-	1,600,000	1,600,000
Due to related parties	-	-	685,838	685,838
Total other financial liabilities	$-	-	3,637,784	3,637,784

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2012
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

10.      Subsequent Event

On November 13, 2012, the Company entered into a Securities Purchase Agreement with an unrelated party providing for the issuance of a Convertible Promissory Note in the principal amount of $37,500 and bearing  interest at an annual rate of 8% and maturing nine months after the date of  issuance (the “Note”). The holder has the right to convert the outstanding principal and interest of the Note at any time between the date that is six months from the date of issuance and the date of maturity. The conversion price will be determined by multiplying the “Market Price” by 58% representing a 42% discount. The Market Price will be determined by taking the average of the lowest 3 trading prices in the ten days preceding the conversion date. The issuer has the right to prepay the aggregate of the principal and interest (the “Total”) of and retire the Note by paying 130% of the Total within 60 days of issuance, 135% of the Total between the 61st and 90th day following the date of issue, 140% of the Total between the 91st and 120th day following the date of issue, 150% of the Total between the 121st and 180th day following the date of issue, and 175% of the Total between the 181st day and the date of maturity,

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended October 31, 2012 and 2011 should be read in conjunction with our unaudited interim financial statements and related notes for the three and six months ended October 31, 2012 and 2011.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three and six month periods ended October 31, 2012 and October 31, 2011, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

The following table sets forth selected financial information for the periods indicated.

	For the Three months Ended October 31, 2012 $	For the Three months Ended October 31, 2011 $	For the Six months Ended October 31, 2012 $	For the Six months Ended October 31, 2011 $	Cumulative since inception to October 31, 2012 $
Expenses
Bad Debt	-	-	-	-	136,250
Depreciation	-	14,238	-	28,476	371,800
Donated services	-	-	-	-	25,500
Filing and transfer agent fees	2,489	7,334	4,414	8,753	79,968
Impairment of mineral property costs	-	-	-	-	10,756,203
Interest expense	13,152	20,475	26,305	39,624	387,653
Investor relations	-	2,430	-	15,674	414,691
Management and administration fees	82,440	90,137	191,594	188,387	3,256,309
Mineral exploration costs	316,446	145,447	637,358	219,641	8,526,089
Office and general	6,659	7,006	23,046	27,990	829,703
Professional fees	18,612	44,912	36,585	80,780	873,444
Salary and consulting fees	-	450,000	-	450,000	450,000
	(439,798)	(781,979)	(919,302)	(1,059,325)	(26,107,610)
Other income
Federal income tax recovery	-	-	-	-	216,208
Gain on sale of fixed assets	-	-	-	-	23,891
Derivative Gain (Loss)	-	(11,447)	-	(9,415)	103
Extinguishment Loss on Debt Modification	-	-	-	-	(126,875)
Gain on settlement of debt	-	-	-	-	130,093
Impairment of Equipment	-				(24,604)
Interest income	-	-	-	-	68,046
Net loss	(439,798)	(793,426)	(919,302)	(1,068,740)	(25,820,748)

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Three month period ended October 31, 2012 Compared to Three month period ended October 31, 2011.

During the three month periods ended October 31, 2012 and 2011, we did not generate any revenue.

During the three month period ended October 31, 2012, we incurred expenses of $439,798 compared to $781,979 incurred during the three month period ended October 31, 2011 (a decrease of $342,181). These expenses incurred during the three month period ended October 31, 2012 and October 31, 2011 consisted of: (i) depreciation of $nil (2011: $14,238); (ii) filing and transfer agent fees of $2,489 (2011: $7,334); (iii) management and administration fees of $82,440 (2011: $90,137); (iv) mineral exploration costs of $316,446 (2011: $145,447); (v) office and general of $6,659 (2011: $7,006); (vi) professional fees of $18,612 (2011: $44,912); (vii) interest expense of $13,152 (2011: $20,475); (viii) investor relations of $nil (2011: $2,430) and (ix) salaries and consulting fees of $nil (2011: $450,000).  Total expenses incurred during the three month period ended October 31, 2012 decreased compared to the three month period ended October 31, 2011 primarily due to the decrease in filing and transfer agent fees, interest expenses, management and administration fees, professional fees and salaries and consulting fees, which was offset somewhat by the increase in mineral exploration costs.

Our net loss for the three month period ended October 31, 2012 was $439,798 compared to a net loss of $793,426 during the three month period ended October 31, 2011 (a decrease of $353,628).  The decrease in our net loss is primarily due to the decrease in filing and transfer agent fees, interest expenses, management and administration fees, professional fees and salaries and consulting fees, which was offset somewhat by the increase in mineral exploration costs.  Our net loss during the three month period ended October 31, 2012 was $0.01 per share compared to a net loss $0.02 per share during the three month period ended October 31, 2011. The weighted average number of shares outstanding was 59,683,673 for the three month period ended October 31, 2012 compared to 40,739,776 for the three month period ended October 31, 2011.

Six month period ended October 31, 2012 Compared to Six month period ended October 31, 2011.

During the six month periods ended October 31, 2012 and 2011, we did not generate any revenue.

During the six month period ended October 31, 2012, we incurred expenses of $919,302 compared to $1,059,325 incurred during the six month period ended October 31, 2011 (a decrease of $140,023). These expenses incurred during the six month period ended October 31, 2012 and October 31, 2011 consisted of: (i) depreciation of $nil (2011: $28,476); (ii) filing and transfer agent fees of $4,414 (2011: $8,753); (iii) management and administration fees of $191,594 (2011: $188,387); (iv) mineral exploration costs of $637,358 (2011: $219,641); (v) office and general of $23,046 (2011: $27,990); (vi) professional fees of $36,585 (2011: $80,780); (vii) interest expense of $26,305 (2011: $39,624); (viii) investor relations of $nil (2011: $15,674) and (ix) salaries and consulting fees of $nil (2011: $450,000).  Total expenses incurred during the six month period ended October 31, 2012 decreased compared to the six month period ended October 31, 2011 primarily due to the decrease in filing and transfer agent fees, interest expenses, investor relations expenses, professional fees and salaries and consulting fees, which was offset somewhat by the increase in mineral exploration costs and the slight increase in management and administration fees.

Our net loss for the six month period ended October 31, 2012 was $919,302 compared to a net loss of $1,068,740 during the six month period ended October 31, 2011 (a decrease of $149,438).  Our net loss during the six month period ended October 31, 2012 was $0.015 per share compared to a net loss $0.03 per share during the six month period ended October 31, 2011. The weighted average number of shares outstanding was 59,330,213 for the six month period ended October 31, 2012 compared to 38,855,442 for the six month period ended October 31, 2011.

Liquidity and Capital Resources

As at the six month period ended October 31, 2012, our current assets were $7,324 and our current liabilities were $3,637,784, which resulted in a working capital deficiency of $3,630,460. As at the six month period ended October 31, 2012, current assets were comprised of $806 in cash and $6,518 in other receivables and prepaid expenses. As at the six month period ended October 31, 2012, current liabilities were comprised of: (i) $1,102,697 in accounts payable and accrued liabilities; (ii) $1,600,000 in liabilities payable in capital stock; (iii) $709,437 due to related parties; and (iv) $225,650 in promissory notes payable.

As at the six month period ended October 31, 2012, our total assets were $7,329 comprised of: (i) $7,324 in current assets and (ii) $5 in mineral properties, compared to total assets of $15,662 as at our year ended April 30, 2012. The decrease in total assets during the six month period ended October 31, 2012 was primarily due to a decrease in cash.

As at the six month period ended October 31, 2012, our current and total liabilities were $3,637,784 compared to total liabilities of $2,726,815 as of our fiscal year ended April 30, 2012.  The increase in liabilities during the three month period ended October 31, 2012 resulted primarily from an increase in accounts payable and accrued liabilities and an increase in due to related parties.

Stockholders’ deficit increased to $3,630,455 as at October 31, 2012 from $2,711,153 as at our year ended April 30, 2012.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended October 31, 2012, net cash flows used in operating activities was $8,375, consisting of a net loss of $919,302.  Net cash flows used in operating activities was changed by an increase in other receivables and prepaid expenses of $42, an increase in amounts due to related parties of $524,551, and an increase in accounts payable and accrued liabilities of $386,418.

For the six month period ended October 31, 2011, net cash flows used in operating activities was $76,249 consisting of a net loss of $1,068,740, adjusted by $28,475 for depreciation, $12,146 for amortization of debt discount, and $9,415 for adjustment of fair value of compound embedded derivative.  Net cash flows used in operating activities was further changed by a decrease in other receivables and prepaid expenses of $1,905, an increase in amounts due to related parties of $482,412, an increase of shares issued for services of $450,000, and an increase in accounts payable and accrued liabilities of $8,138.

Cash Flows from Investing Activities

We did not have any cash flows from investing activities for the six month period ended October 31, 2012 or for the six month period ended October 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the six month period ended October 31, 2012, net cash flows provided from financing activities was $nil compared to $nil for the six month period ended October 31, 2011.

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

At October 31, 2012, we had cash of $806 and a working capital deficit of $3,630,460.  During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months.  Management anticipates that further advances and debt instruments, and equity private placements will be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity to third parties, and debt instruments from related and non-related parties.

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

During the six months ended October 31, 2012, we incurred $45,000 (October 31, 2011: $45,000) to a director and officer of Zoro for geological services rendered.  An aggregate of $46,099 (April 30, 2012: $0) was owed this director at October 31, 2012 for unpaid services and reimbursement of expenses.

During the six months ended October 31, 2012, we incurred $45,000 (October 31, 2011: $45,000) to a director and officer of Zoro for management of South American exploration with such costs recorded as administrative costs.  An aggregate of $373,525 (April 30, 2012: $115,420) was owed to this director for unpaid fees and reimbursement of expenses.

During the six months ended October 31, 2012, we incurred $47,451 (October 31, 2011: $67,647) to a former director and officer of Zoro for management services with respect to the administration of the Company.  An aggregate of $82,837 (April 30, 2012: $37,837) was owed to this officer at October 31, 2012 for unpaid services and reimbursement of expenses.

During the six months ended October 31, 2012, we paid an officer of Zoro $2,241 (October 31, 2011: $14,539) for administrative services.

During the six months ended October 31, 2012, we incurred a total of $112,957 (October 31, 2011: $149,823) to a private Chilean company with a director in common that provides exploration services to Zoro in Chile, with such costs recorded as exploration costs in Chile, South America.  An aggregate of $131,661 (April 30, 2012: $18,704) was owing at October 31, 2012.

During the six months ended October 31, 2012, we paid an officer of Zoro $14,945 (2011: $15,543) for accounting services.

During the six months ended October 31, 2012, we incurred to a company managed by an officer and director $15,000 (2011: $15,000) for administrative services. An aggregate of $75,315 (April 30, 2012: $12,925) was owed to this company at October 31, 2012 for unpaid services and unreimbursed expenses.

$200,000 Promissory Note

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

Promissory Notes

During the fiscal year ended April 30, 2010, the Company borrowed $20,000 at 8% interest from an unrelated party.  At October 31, 2012 the balance owing including the interest was $25,650 (April 30, 2012: $24,649).

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

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Advisory and Capital Raise Services Agreements

The Company has entered into an agreement dated October 11, 2011 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will issue 200,000 shares of its commons stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant.  The shares were not issued as at October 31, 2012 due to a delay in starting the program.

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

On March 15, 2012 but having an effective date of September 27, 2011, we entered into an Amendment Agreement with Minex (the “Amendment Agreement”) whereby the parties agreed to amend the Minex Agreement so that the agreed value of the Minex contributions under the original Minex Agreement is US$1.6 million instead of US$3 million and that we agree to issue 10 million shares of common stock instead of 18 million shares of common stock to Minex or to those designated by Minex, subject to satisfying applicable securities laws. As at October 31, 2012, the shares have not been issued pending documentation of receipts and assigning of shares.

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

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Consulting Agreement

On December 22, 2011, but having an effective date of September 26, 2011, we entered into a consulting agreement with Minex Ventures II, LLC (“Minex”), a Colorado limited liability company, whereby Minex will provide and perform for our benefit the following services: (i) assisting in the negotiation and facilitating the arrangements necessary to assemble the Yura Yebecahas Mining Project located in Arequipa, Peru (the “Yura Project”); (ii) assisting in the negotiation and facilitating a letter of intent with Formacion Yura Exploracion S.A.C., Donald Stiles and South American Immobiliara S.A.C. for a joint venture on the Yura Project; (iii) assisting in the negotiation with the owners of the approximately 1,500 hectares of exploration concessions (specifically known as the “Fortuna Properties”) to have the Fortuna Properties placed into the Yura Project; (iv) assisting us with engaging qualified and experienced geologists and other experienced exploration personnel required for any exploration programs on the Yura Project; (v) assisting us with raising equity capital on terms acceptable to us and Minex; (vi) assisting in the identification of gold exploration projects in Peru which may enhance shareholder value for us; (vii) assisting in the negotiation of all proposed or potential joint venture and/or financing arrangements in connection with the ongoing development of our business; and (viii) assisting in and facilitating in the setting up of corporate alliances in Peru for us, or for any of our subsidiaries, as the case may be and as may be determined by us in our sole and absolute discretion, with potential and strategic business and financial partners for the purposes of our ongoing development and financing. In consideration for the services we will pay a consulting fee of $200,000 of which an initial $100,000 of the fee has already been paid to Minex prior to execution of the consulting agreement and a further $100,000 is to be paid to Minex on or before March 31, 2012. As at October 31, 2012, $25,000 of this amount was owing to the consultant.  The services to be provided under the consulting agreement have been substantially completed by December 31, 2011.

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

Subsequent Events

On November 13, 2012, the Company entered into a Securities Purchase Agreement with an unrelated party providing for the issuance of a convertible promissory note in the principal amount of $37,500 and bearing interest at an annual rate of 8% and maturing nine months after the date of issuance (the “Note”). The holder has the right to convert the outstanding principal and interest of the Note at any time between the date that is six months from the date of issuance and the date of maturity. The conversion price will be determined by multiplying the “Market Price” by 58% representing a 42% discount. The Market Price will be determined by taking the average of the lowest 3 trading prices in the ten days preceding the conversion date. The issuer has the right to prepay the aggregate of the principal and interest (the “Total”) of and retire the Note by paying 130% of the Total within 60 days of issuance, 135% of the Total between the 61st and 90th day following the date of issue, 140% of the Total between the 91st and 120th day following the date of issue, 150% of the Total between the 121st and 180th day following the date of issue, and 175% of the Total between the 181st day and the date of maturity.

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

Recent Accounting Pronouncements

In June 2011 the FASB issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, which eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The ASU instead permits an entity to present the total of comprehensive income, the components of net income and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. With either format, the entity is required to present each component of net income along with total net income, each component of OCI along with the total for OCI, and a total amount for comprehensive income. Also, the ASU requires entities to present, for either format, reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This ASU is to be applied retrospectively. For public entities, the ASU is effective for interim and annual periods beginning after December 15, 2011. Effective May 1, 2012, the company adopted  this standard  and presented net income and comprehensive income in a single continuous statement.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." There are few differences between the ASU and IFRS 13. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820's existing disclosure requirements for fair value measurements and makes other amendments. The amendments in the update became effective for fiscal years and interim periods beginning after December 15, 2011. . Effective May 1, 2012 the  Company  adopted this standard, and it did not materially impact the consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08 to simplify how tests for potential goodwill impairment are performed. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value. For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform further goodwill impairment testing as required under the previous standards. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011 if an entity’s financial statements had not yet been issued. Effective May 1, 2012 the Company adopted this standard  and it did not materially impact our consolidated financial statements

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

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

As of October 31, 2012, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as at our year ended April 30, 2012, as disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2012, which may be considered to be material weaknesses and which had not been resolved as of October 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended October 31, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2012, we issued an aggregate of 280,000 units of the Company to one investor at a price of $0.15 per unit for gross proceeds of $42,000. Each unit is comprised of one share of common stock and one half of one share purchase warrant. Each whole share purchase warrant is exercisable into one share of common stock at an exercise price of $0.25 per share until September 30, 2014.  The subscription funds for this private placement were received by the Company prior to the fiscal year ended April 30, 2012.  We issued the securities to the investor who is a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in reliance upon the registration exemption provided for under Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On November 13, 2012, pursuant to a Securities Purchase Agreement with an unrelated party we issued a convertible promissory note in the principal amount of $37,500 and bearing interest at an annual rate of 8% and maturing nine months after the date of issuance (the “Note”). The holder has the right to convert the outstanding principal and interest of the Note at any time between the date that is six months from the date of issuance and the date of maturity. The conversion price will be determined by multiplying the current market price (the “Market Price”) by 58% representing a 42% discount. The Market Price will be determined by taking the average of the lowest 3 trading prices in the ten days preceding the conversion date. We have the right to prepay the aggregate of the principal and interest (the “Total”) to retire the Note by paying 130% of the Total within 60 days of issuance, 135% of the Total between the 61st and 90th day following the date of issue, 140% of the Total between the 91st and 120th day following the date of issue, 150% of the Total between the 121st and 180th day following the date of issue, and 175% of the Total between the 181st day and the date of maturity.  We issued the convertible promissory note to the investor who is a U.S. person in reliance upon the registration exemption provided for under Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              Mine Safety Disclosures

Not applicable.

Item 5.              Other Information

On September 30, 2012, we issued an aggregate of 280,000 units of the Company to one investor at a price of $0.15 per unit for gross proceeds of $42,000. Each unit is comprised of one share of common stock and one half of one share purchase warrant. Each whole share purchase warrant is exercisable into one share of common stock at an exercise price of $0.25 per share until September 30, 2014.  The subscription funds for this private placement were received by the Company prior to the fiscal year ended April 30, 2012.  We issued the securities to the investor who is a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in reliance upon the registration exemption provided for under Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On November 13, 2012, pursuant to a Securities Purchase Agreement with an unrelated party we issued a convertible promissory note in the principal amount of $37,500 and bearing interest at an annual rate of 8% and maturing nine months after the date of issuance (the “Note”). The holder has the right to convert the outstanding principal and interest of the Note at any time between the date that is six months from the date of issuance and the date of maturity. The conversion price will be determined by multiplying the current market price (the “Market Price”) by 58% representing a 42% discount. The Market Price will be determined by taking the average of the lowest 3 trading prices in the ten days preceding the conversion date. We have the right to prepay the aggregate of the principal and interest (the “Total”) to retire the Note by paying 130% of the Total within 60 days of issuance, 135% of the Total between the 61st and 90th day following the date of issue, 140% of the Total between the 91st and 120th day following the date of issue, 150% of the Total between the 121st and 180th day following the date of issue, and 175% of the Total between the 181st day and the date of maturity.  We issued the convertible promissory note to the investor who is a U.S. person in reliance upon the registration exemption provided for under Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

10.11	Corporate Support Agreement between the Company and Sweetwater Capital Corp., dated May 1, 2007(8)
10.12	Convertible Note in the principal amount of $200,000, dated November 7, 2008(8)
10.13	Promissory Note between the Company and Sweetwater Capital, dated September 12, 2008(8)
10.14	Promissory Note between the Company and Woodburn Holdings Ltd., dated October 2, 2009(8)
10.15	Promissory Note from the Company to 1218716 Alberta Ltd., dated September 16, 2009(8)
10.16	Promissory Note between the Company and WestPeak Ventures of Canada Ltd., dated September 17, 2008(8)
10.17	Promissory Note between the Company and Timothy Brock., dated November 28, 2008(8)
10.18	Advisory Services Agreement between the Company and Viewpoint Securities, LLC, dated January 8, 2010(8)
10.19	Form of Restricted Stock Agreement, dated August 29, 2011(9)
10.20	Form of Settlement Agreement, dated October 11, 2011(9)
10.21	Binding Letter of Intent for Participation in Yebecahas Mineral Concessions, dated September 27, 2011(10)
10.22	Agreement between the Company and Minex Ventures II, LLC, dated September 27, 2011(10)
10.23	Consulting Agreement between the Company and Minex Ventures II, LLC, dated December 22, 2011, but having an effective date of September 26, 2011(10)
10.24	Amendment Agreement between the Company and Minex Ventures II, LLC, dated March 15, 2012(10)
10.25	Securities Purchase Agreement between Zoro Mining Corp. and Asher Enterprises, Inc., dated November 13, 2012*
10.26	Convertible Promissory Note, dated November 13, 2012*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Securities Exchange Act.*
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
Date: December 21, 2012

By:	/s/ Frank Garcia
Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: December 21, 2012