Form 10-Q
period 2013-01-31
Zoro Mining Corp.
filed 2013-03-25
CIK 1329484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  59,869,325 shares of common stock as of March 25, 2013.

ZORO MINING CORP.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
January 31, 2013

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

Part I

Item 1.         Financial Statements

The following unaudited interim financial statements of Zoro Mining Corp. are included in this quarterly report on Form 10-Q:

Page
Interim Consolidated Balance Sheets as at January 31, 2013 (unaudited) and April 30, 2012 (audited)	4

Interim Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended January 31, 2013 and January 31, 2012 and for the period from inception (April 20, 2004) to January 31, 2013	5

Interim Consolidated Statements of Cash Flows for the periods ended January 31, 2013 and January 31, 2012 and for the period from inception (April 20, 2004) to January 31, 2013	6

Interim Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from inception (April 20, 2004) to January 31, 2013	7 - 8

Condensed Notes to the Interim Consolidated Financial Statements	9

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets as at January 31, 2013 (unaudited) and April 30, 2012 (audited)
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

	January 31, 2013 $	April 30, 2012 $

CURRENT ASSETS
Cash	6,535	9,181
Other receivables	2,947	6,476

Total Current Assets	9,482	15,657

Mineral Properties	5	5

TOTAL ASSETS	9,487	15,662

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable and accrued liabilities	1,372,908	717,280
Promissory notes payable (Note 6 (a))	226,171	224,649
Convertible notes payable (Note 6 (b))	129,389	-
Liabilities payable in capital stock (Note 8)	1,600,000	1,600,000
Due to related parties (Note 5)	892,190	184,886

Total Current Liabilities	4,220,658	2,726,815

Total Liabilities	4,220,658	2,726,815

Stockholders’ Deficiency

Capital stock (Note 7) 180,000,000 common shares authorized, $0.00001 par value
59,869,325 shares issued and outstanding (April 30, 2012 – 57,645,991)	1,424	1,402
Additional paid-in capital	22,154,369	21,820,891
Subscriptions received	-	333,500
Donated capital	34,500	34,500
Deficit accumulated during the exploration stage	(26,401,464)	(24,901,446)

Total Stockholders’ Deficiency	(4,211,171)	(2,711,153)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	9,487	15,662
GOING CONCERN   (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 8)
RELATED PARTY TRANSACTIONS (Note 5)

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended January 31, 2013 and January 31, 2012 and for the period from inception (April 20, 2004) to January 31, 2013
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

	For the Three months Ended January 31, 2013	For the Three months Ended January 31, 2012	For the Nine months Ended January 31, 2013	For the Nine months Ended January 31, 2012	Cumulative since inception to January 31, 2013
	$	$	$	$	$
Expenses
Bad Debt	-	-	-	-	136,250
Depreciation	-	14,238	-	42,714	371,800
Donated services	-	-	-	-	25,500
Filing and transfer agent fees	2,548	6,366	6,962	15,119	82,516
Impairment of mineral property costs	-	-	-	-	10,756,203
Interest expense	13,397	12,998	39,702	52,622	401,050
Investor relations	-	4,526	-	20,200	414,691
Management and administration fees	104,068	315,441	295,662	503,828	3,360,377
Mineral exploration costs (Note 4)	360,836	2,000,466	998,194	2,220,107	8,886,925
Office and general	14,257	13,603	37,303	41,593	843,960
Professional fees	21,220	69,119	57,805	149,899	894,664
Salaries and consulting fees	-	-	-	450,000	450,000

	(516,326)	(2,436,757)	(1,435,628)	(3,496,082)	(26,623,936)
Other income (loss)
Federal income tax recovery	-	-	-	-	216,208
Gain on sale of fixed assets	-	-	-	-	23,891
Derivative Gain (Loss) (Note 6)	(64,390)	-	(64,390)	(9,415)	(64,287)
Extinguishment Loss on Debt Modification	-	-	-	-	(126,875)
Gain on Debt Settlement	-	-	-	-	130,093
Impairment of Equipment	-	-	-	-	(24,604)
Interest income	-	-	-	-	68,046

Net loss and comprehensive loss	(580,716)	(2,436,757)	(1,500,018)	(3,505,497)	(26,401,464)

Basic and diluted loss per common share	(0.01)	(0.05)	(0.03)	(0.08)

Weighted average number of common shares outstanding - basic and diluted	59,869,325	53,614,761	59,509,917	43,775,215

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows for the nine months ended January 31, 2013 and January 31, 2012 and for the period from inception (April 20, 2004) to January 31, 2013
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

	For the Nine Months Ended January 31, 2013 $	For the Nine Months Ended January 31, 2012 $	From April 20, 2004 (Date of Inception) to January 31, 2013 $
Cash Flows Used In Operating Activities

Net loss	(1,500,018)	(3,505,497)	(26,401,464)
Adjustments to reconcile net loss to cash used in operating activities:
Financing costs	5,000	-	5,000
Impairment of equipment	-	-	24,604
Federal income tax recovery	-	-	(216,208)
Extinguishment loss on debt modification	-	-	126,875
Adjustment to fair value of derivative instruments	64,390	9,415	64,287
Amortization of debt discount	-	12,146	13,837
Depreciation	-	42,714	371,800
Non-cash management fees	-	-	429,293
Accrued interest income	-	-	(11,250)
Shares issued for services	-	450,000	488,667
Gain on sale of fixed assets	-	-	(23,891)
Accretion of interest on convertible note	-	-	32,121
Bad debt	-	-	136,250
Impairment of mineral properties	-	-	10,756,203
Gain on debt settlement	-	-	(130,093)
Donated rent	-	-	9,000
Donated services	-	-	25,500
Change in operating assets and liabilities:
Decrease (increase) in other receivables	3,529	1,953	(2,947)
Increase in due to related parties	730,903	417,909	4,185,455
Increase (decrease) in accounts payable and accrued liabilities	633,550	1,570,078	3,642,327

Net Cash Used in Operating Activities	(62,646)	(1,001,282)	(6,474,634)

Cash Flows Used In Investing Activities
Purchase of equipment	-	-	(518,513)
Proceeds from Sale of Equipment	-	-	146,000
Loan receivable	-	-	(125,000)

Net Cash Used In Investing Activities	-	-	(497,513)

Cash Flows From Financing Activities
Promissory note payable	-	-	927,611
Convertible note	60,000	-	302,500
Proceeds from common stock issuances and subscriptions	-	1,202,981	5,748,571

Net Cash From Financing Activities	60,000	1,202,981	6,978,682

Increase (Decrease) in Cash	(2,646)	201,699	6,535

Cash – Beginning	9,181	81,161	–

Cash – Ending	6,535	282,860	6,535

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–
Shares issued for services	-	450,000	450,000

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Interim Consolidated Statement of Stockholders’ Equity (Deficiency)
From April 20, 2004 (Date of Inception) to January 31, 2013
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

			Additional Paid-in	Common Stock Subscrip-	Deficit Accumulated During the Exploration	Don- ated
	Common Stock		Capital	tions	Stage	Capital	Total
	#	$	$	$	$	$	$
Balance – April 20, 2004 (Date of Inception)	-	-	-	-	-	-	-
Issuance of common shares for cash at $.0002/share	7,200,000	1,440	(1,400)	(40)	-	-	-
Net loss for the period	-	-	-	-	(1,858)	-	(1,858)
Balance – April 30, 2004 - Audited	7,200,000	1,440	(1,400)	(40)	(1,858)	-	(1,858)
Issuance of common shares for cash at $.0002/share	1,800,000	360	(350)	(10)	-	-	-
Share subscriptions received	-	-	-	40	-	-	40
Donated rent and services	-	-	-	-	-	10,500	10,500
Net loss for the year	-	-	-	-	(32,480)	-	(32,480)
Balance – April 30, 2005 – Audited	9,000,000	1,800	(1,750)	(10)	(34,338)	10,500	(23,798)
Share subscriptions received	-	-	-	10	-	-	10
Donated rent and services	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	(12,690)	-	(12,690)
Balance – April 30, 2006 – Audited	9,000,000	1,800	(1,750)	-	(47,028)	22,500	(24,478)
Issuance of common shares for cash at $0.0544/share	1,822,500	364	100,886	-	-	-	101,250
Share subscriptions received	-	-	-	2,600,000	-	-	2,600,000
Donated rent and services	-	-	-	-	-	12,000	12,000
Net loss for the year	-	-	-	-	(220,450)	-	(220,450)
Balance – April 30, 2007 – Audited	10,822,500	2,164	99,136	2,600,000	(267,478)	34,500	2,468,322
Shares and warrants issued for private placement at $25 per unit	157,514	32	3,765,908	(2,600,000)	-	-	1,165,940
Share cancellation	(6,642,500)	(1,328)	1,328	-	-	-	-
Fair value of warrants issued for mineral properties	-	-	840,000	-	-	-	840,000
Fair value of warrants issued for services	-	-	209,293	-	-	-	209,293
Net loss	-	-	-	-	(3,539,499)	-	(3,539,499)
Balance – April 30, 2008 – Audited	4,337,514	868	4,915,665	-	(3,806,977)	34,500	1,144,056
Issuance of common shares for services	7,500	1	119,999	-	-	-	120,000
Net loss	-	-	-	-	(3,391,459)	-	(3,391,459)
Balance – April 30, 2009 – Audited	4,345,014	869	5,035,664	-	(7,198,436)	34,500	(2,127,403)

Interim Consolidated Statement of Stockholders’ Equity and Deficiency – continued

Shares issued in exchange for retirement of notes and other debt	4,366,522	45	1,746,563	-	-	-	1,746,608
Shares issued for private placement at $0.50 per unit	290,000	3	134,847	-	-	-	134,850
Shares issued for mineral properties at $.50	19,400,000	193	9,699,807	-	-	-	9,700,000
Net loss	-	-	-	-	(11,617,028)	-	(11,617,028)
Balance – April 30, 2010 – Audited	28,401,536	1,110	16,616,881	-	(18,815,464)	34,500	(2,162,973)
Issuance of common shares for services	250,000	2	99,998	-	-	-	100,000
Shares issued in exchange for retirement of notes and other debt	7,094,572	71	1,915,463	-	-	-	1,915,534
Loss on settlement of related party debt			(1,125)		-	-	(1,125)
Modification of convertible note	-	-	126,875	-	-	-	126,875
Shares issued for private placement at $0.20 per unit	1,225,000	12	244,988	-	-	-	245,000
Net loss	-	-	-	-	(1,993,389)	-	(1,993,389)
Balance – April 30, 2011 – Audited	36,971,108	1,195	19,003,080		(20,808,853)	34,500	(1,770,078)
Convertible note converted to shares	1,067,312	11	70,623	-	-	-	70,634
Shares issued to officers as compensation	5,000,000	50	449,950	-	-	-	450,000
Gain on stock issued on related party debt settlements (Note 8)			436,425	-	-	-	436,425
Shares issued in exchange for retirement of notes and other debt	6,543,114	66	654,245		-	-	654,311
Issuance of common shares for services	198,041	2	38,665	-	-	-	38,667
Shares issued for private placement at $0.15 per unit	7,866,666	78	1,167,903	-	-	-	1,167,981
Share subscriptions received				333,500			333,500
Shares cancelled	(250)	-	-	-	-	-	-
Net loss	-	-	-	-	(4,092,593)	-	(4,092,593)
Balance – April 30, 2012 – Audited	57,645,991	1,402	21,820,891	333,500	(24,901,446)	34,500	(2,711,153)
Shares issued in a private placement at $0.15 per share	2,223,334	22	333,478	(333,500)	-	-	-
Net loss	-	-	-	-	(1,500,018)	-	(1,500,018)
Balance – January 31, 2013 - Unaudited	59,869,325	1,424	22,154,369	-	(26,401,464)	34,500	(4,211,171)

All share amounts have been restated to reflect the 36:1 forward share split on February 9, 2007 and a 20:1 reverse share split on April 22, 2009 (refer to Note 1).

The accompanying notes are an integral part of the interim consolidated financial statements

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements January 31, 2013
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
January 31, 2013
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent on the ability of the Company to obtain necessary equity financing to continue operations, the continued support of related party creditors, to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and ultimately the attainment of profitable operations. As at January 31, 2013, the Company has accumulated losses of $26,401,464 since inception and has a working capital deficiency of $4,211,176. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

a)     Basis of Presentation and Fiscal Year

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company's fiscal year-end is April 30.

b)     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates with regard to these financial statements relate to carrying values of mineral properties, estimated useful lives of equipment, fair value of stock-based transactions, fair value of convertible notes payable, and the determination of the valuation allowance for income taxes.

c)     Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at January 31, 2013 and 2012 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2013
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

3.	Summary of Significant Accounting Policies - continued

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2013
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

3.	Summary of Significant Accounting Policies - continued

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2013
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

3.	Summary of Significant Accounting Policies continued

k)     Recent Accounting Pronouncements - continued

In February 2013, the FASB issued guidance requiring presentation of amounts reclassified from each component of accumulated other comprehensive income. In addition, disclosure is required of the effects of significant reclassifications on income statement line items either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. For public entities, this guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

4.	Mineral Properties

Expensed mineral exploration costs by area of exploration for the nine months ended January 31, 2013 and 2012 were as follows

	Nine months ended January 31, 2013	Nine months ended January 31, 2012
Chile
Field supplies	3,757	3,544
Geological, mapping and survey	58,818	95,918
Property maintenance	10,164	2,481
Site administration	97,679	270,413
Travel	16,345	52,185
	186,763	424,541
Peru
Environmental studies and permitting	32,050	-
Field supplies	16,556	16,677
Geological, mapping and survey	233,961	122,639
Property maintenance	6,766	837
Site administration	430,958	1,624,010
Travel	91,140	31,403
	811,431	1,795,566

Total	$998,194	$2,220,107

The Company shares operating offices in Chile, Peru, and Tucson, AZ with Pacific Copper Corp. (“Pacific Copper”), a Delaware public company, in Chile and Arizona also with First Potash Corp. (“First Potash”), and in Arizona with Titan Iron Ore Corp. (“Titan”).  Certain directors and management of the Company also act as officers, directors, and management of the other companies (refer to Note 5)

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2013
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

5.	Related Party Transactions

During the nine months ended on January 31, 2013, the Company incurred the following amounts to officers, directors, and other related parties to the Company in addition to transactions disclosed elsewhere in these financial statements. All unpaid balances due to related parties are non-interest bearing, and unsecured.  Cash advances will bear interest at stated rates of 8-10% per annum simple interest if formalized into promissory notes.

a)           incurred $67,500 (January 31, 2012: $67,500) to a director and officer of the Company for geological services rendered.  An aggregate of $68,599 (April 30, 2012: $0) was owed this director at January 31, 2013 for unpaid services and reimbursement of expenses,

b)           incurred to a director and officer of the Company $67,500 (January 31, 2012: $67,500) for management of South American exploration with such costs recorded as administrative costs.  An aggregate of $449,874 (April 30, 2012: $115,420) was owed to this director for unpaid fees and reimbursement of expenses;

c)           incurred to a former director and officer of the Company $72,968 (January 31, 2012: $90,217) for management services with respect to the administration of the Company.  An aggregate of $105,509 (April 30, 2012: $37,837) was owed to this officer at January 31, 2013 for unpaid services and reimbursement of expenses;

d)           paid an officer of the Company $12,064 (January 31, 2012: $17,993) for administrative services;

e)           the Company incurred a total of $173,368 (January 31, 2012: $177,333) to a private Chilean company with a director in common that provides exploration services to the Company in Chile, with such costs recorded as exploration costs in Chile, South America.  An aggregate of $192,072 (April 30, 2012: $18,704) was owing at January 31, 2013.

f)           paid an officer of the Company $28,065 (2012: $19,237) for accounting services;

g)           incurred to a company managed by an officer and director $22,500 (2012: $22,500) for administrative services. An aggregate of $76,136 (April 30, 2012: $12,925) was owed to this company at January 31, 2013 for unpaid services and unreimbursed expenses;

During the year ended April 30, 2010 the Company acquired the right to receive $2,000 per month in lease payments from First Potash Corp. (“First Potash”) in connection with the Piedra Parada concessions. First Potash has two officers in common with the Company. During the nine months ended January 31, 2013 the Company received payments totaling $2,000 (January 31, 2012: $22,000) from First Potash.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2013
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

6.	Convertible and Promissory Notes

(a)	PROMISSORY NOTES PAYABLE

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

Promissory Note

During the year ended April 30, 2010, the Company borrowed $20,000 at 8% interest, unsecured and due on demand, from an unrelated party. At January 31, 2013, the balance owing including interest was $26,171 (April 30, 2012: $24,649).

(b)	CONVERTIBLE NOTES PAYABLE

As of January 31, 2013, the estimated fair value of our convertible promissory notes is as follows:

Convertible Notes	January 31, 2013
$ 37,500 face value convertible note due August 15, 2013	$(73,761)
$ 27,500 face value convertible note due October 2, 2013	(55,628)
$(129,389)

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2013
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

6.	Convertible and Promissory Notes – continued

(b)	CONVERTIBLE NOTES PAYABLE - continued

$37,500 Convertible Note

On November 13, 2012, the Company issued a $37,500 8% convertible note with a term to August 15, 2013 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning six months after the issuance date, at the holder’s option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the closing, (iii) 140% if prepaid 91 days following the closing through 120 days following the closing, (iv) 150% if prepaid 121 days following the closing through 180 days following the closing, and (v) 175% if prepaid 181 days following the closing through the maturity date. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest (the “default put”).

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815. The conversion feature did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815 due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (i) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4.

$27,500 Convertible Note

On January 2, 2013, the Company issued a $27,500 8% convertible note with a term to October 2, 2013 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning six months after the issuance date, at the holder’s option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the closing, (iii) 140% if prepaid 91 days following the closing through 120 days following the closing, (iv) 150% if prepaid 121 days following the closing through 180 days following the closing, and (v) 175% if prepaid 181 days following the closing through the maturity date. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest (the “default put”).

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2013
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

6.	Convertible and Promissory Notes – continued

(b)	CONVERTIBLE NOTES PAYABLE - continued

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815. The conversion feature did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815 due to the down round protection feature. Therefore, the conversion feature requires bifurcation and liability classification. Additionally, the default put requires bifurcation because it is indexed to risks that are not associated with credit or interest risk. As a result, the compound embedded derivative comprises of (i) the embedded conversion feature and (i) the default put. Rather than bifurcating and recording the compound embedded derivative as a derivative liability, the Company elected to initially and subsequently measure the convertible note in its entirety at fair value, with changes in fair value recognized in earnings in accordance with ASC 815-15-25-4.

The following table reflects the allocation of the purchase on the financing dates:

Convertible Notes	$37,500 Face Value	$27,500 Face Value
Proceeds	$(35,000)	$(25,000)
Convertible promissory notes	84,147	59,037
Financing costs expense	(2,500)	(2,500)
Day-one derivative loss	(46,647)	(31,537)

DERIVATIVE LIABILITIES

The carrying value of the convertible promissory notes is on the balance sheet, with changes in the carrying value being recorded in earnings. The components of the convertible promissory notes as of January 31, 2013 are as follows:

	January 31, 2013
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
$ 37,500 face value convertible note due August 15, 2013	1,053,371	$(73,761)
$ 27,500 face value convertible note due October 2, 2013	772,472	(55,628)
	1,825,843	$(129,389)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and six months ended January 31, 2013:

The financings giving rise to derivative financial instruments and the income effects:	Three and Nine Months Ended January 31, 2013
$ 37,500 face value convertible note due August 15, 2013	$10,386
$ 27,500 face value convertible note due October 2, 2013	3,408
13,794
Day-one derivative loss:
$ 37,500 face value convertible note due August 15, 2013	(46,647)
$ 27,500 face value convertible note due October 2, 2013	(31,537)
Total gain (loss)	$(64,390)

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2013
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

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price per Share ($)	Weighted Average Contractual Life Remaining (in Years)
Balance, April 30, 2007	-	-	-
Granted during the year	436,060	21.37	2.00
Balance, April 30, 2008	436,060	21.37	1.22
Granted during the year	-	-	-
Balance, April 30, 2009	436,060	21.37	0.22
Granted during the year	306,800	.75	1.58
Expired during the year	(436,060)	14.00	-
Balance, April 30, 2010	306,800	.75	0.50
Granted during the year	1,225,000	.30	2.00
Balance, April 30, 2011	1,531,800	.39	1.25
Granted during the period	4,013,333	.25	1.9
Expired during the period	(306,800)	.75	-
Balance, April 30, 2012	5,238,333	.26	1.5
Granted during the period	1,111,668	.25	1.4
Balance, January 31, 2013	6,350,001	.26	0.8

c)	Share options:

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
January 31, 2013
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
January 31, 2013
Amounts Expressed in U.S. Dollars
(Unaudited – Prepared By Management)

8.	Commitments and Contingencies - continued

The Company has entered into an agreement dated October 11, 2010 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will issue 200,000 shares of its common stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant.  The shares were not issued as at January 31, 2013 due to a delay in starting the program.

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

On June 7, 2011 the Company entered into an agreement with a consultant to perform certain geological and project management services in Arequipa, Peru for a term of one year commencing when and if the Company secures targeted funding. Fees are approximately $12,810 per month based on a daily rate of $610 per day. In addition, the consultant can earn a $10,000 loyalty bonus after one year, or a prorated amount if the contract is terminated sooner. In the event the consultant fulfills the obligation for a full year, the Company will issue to the consultant 500,000 options to purchase Company shares at a price of $0.50 for a period of two years from the date of issue. As at January 31, 2013, the Company has not determined whether these shares have been earned.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2013
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

With respect to the Minex Agreement, as at April 30, 2012, the Company had amended the Minex Agreement with the following key change:

•           the agreed value of the Minex contributions under the original Minex Agreement is US$1.6 million instead of US$3 million and that the Company agrees to issue 10 million shares of common stock instead of 18 million shares of common stock to Minex or to those designated by Minex, subject to satisfying applicable securities laws. As at January 31, 2013, the shares have not been issued pending documentation of receipts and assigning of shares.

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2013
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

On November 1, 2011, the Company entered into an agreement with a third party to provide administrative and investor relations services to the Company for a period of twelve (12) months. The Company agreed to pay the party CAD$17,000 per month. The agreement is cancellable by the Company with sixty (60) days written notice and by the party with ninety (90) days written notice.  As at January 31, 2013, the Company is in the process of cancelling this contract.

9.	Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, liabilities payable in capital stock, promissory notes payable, convertible notes and due to related parties. The carrying amounts of these financial instruments are a reasonable estimate of their fair values because of their current nature.

The following table summarizes information regarding the carrying values of the Company's financial instruments:

	January 31, 2013	April 30,2012

Held for trading (i)	$6,535	9,181
Other financial liabilities (ii)	4,220,658	2,726,815

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
January 31, 2013
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

9.	Financial Instruments - continued

The following table sets forth the Company's financial instruments as of January 31, 2013, measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

Cash	$6,535	-	-	6,535
Total assets	$6,535	-	-	6,535

Accounts payable and accrued liabilities	$-	-	1,372,908	1,372,908
Promissory notes payable	-	-	226,171	226,171
Convertible notes payable	-	-	129,389	129,389
Derivative financial instruments	-	-	1,600,000	1,600,000
Due to related parties	-	-	892,190	892,190
Total other financial liabilities	$-	-	4,220,658	4,220,658

The following table sets forth the Company's financial instruments as of April 30, 2012, measured at fair value by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

Cash	$9,181	-	-	9,181
Total assets	$9,181	-	-	9,181

Accounts payable and accrued liabilities	$-	-	717,280	717,280
Promissory notes payable	-	-	24,649	24,649
Promissory Notes payable	-	-	200,000	200,000
Derivative Financial Instruments	-	-	1,600,000	1,600,000
Due to related parties	-	-	184,886	184,886
Total other financial liabilities	$-	-	2,726,815	2,726,815

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

Zoro Mining Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2013
(Expressed in US Dollars)
(Unaudited – Prepared By Management)

10.      Fair Value Considerations

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1 valuations:	Quoted prices in active markets for identical assets and liabilities

Level 2 valuations:	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

Level 3 valuations:	Significant inputs to valuation model are unobservable.

The Company follows the provisions of ASC 820 with respect to its financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s convertible promissory notes which are required to be measured at fair value on a recurring basis under of ASC 815 as of January 31, 2013 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

	January 31, 2013
	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Convertible Promissory Notes Payable	$-	$-	$129,389	$129,389

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Convertible Promissory Notes recorded at Fair Value
January 31, 2013
Beginning Balance	$-
Total gains or losses (realized or unrealized):
Included in earnings	(64,390)
Convertible note issuances	(65,008)
Ending Balance	$(129,389)

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended January 31, 2013 and 2012 should be read in conjunction with our unaudited interim financial statements and related notes for the three and nine months ended January 31, 2013 and 2012.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Subsidiaries

During May 2007 through October 2007 and in accordance with applicable local laws and regulations in Chile, Peru and Mexico, we incorporated three wholly-owned subsidiaries in Chile, Peru and Mexico as follows: Sociedad Zoro Chile Limitada, in Chile, Zoro Mining SAC, in Peru; and Aravena Mexicana, SA in Mexico. We have completed property transfers in Chile, and the title to our property interests in Peru will now be held by our subsidiary indirectly through the Yura Agreement described in note 8 above.  The Mexican properties have lapsed due to non-payment of the concession maintenance fees, and the Mexican subsidiary no longer exists.

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

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three and nine month periods ended January 31, 2013 and January 31, 2012, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

The following table sets forth selected financial information for the periods indicated.

	For the Three months Ended January 31, 2013	For the Three months Ended January 31, 2012	For the Nine months Ended January 31, 2013	For the Nine months Ended January 31, 2012	Cumulative since inception to January 31, 2013
	$	$	$	$	$
Expenses
Bad Debt	-	-	-	-	136,250
Depreciation	-	14,238	-	42,714	371,800
Donated services	-	-	-	-	25,500
Filing and transfer agent fees	2,548	6,366	6,962	15,119	82,516
Impairment of mineral property costs	-	-	-	-	10,756,203
Interest expense	13,397	12,998	39,702	52,622	401,050
Investor relations	-	4,526	-	20,200	414,691
Management and administration fees	104,068	315,441	295,662	503,828	3,360,377
Mineral exploration costs (Note 3)	360,836	2,000,466	998,194	2,220,107	8,886,925
Office and general	14,257	13,603	37,303	41,593	843,960
Professional fees	21,220	69,119	57,805	149,899	894,664
Salaries and consulting fees	-	-	-	450,000	450,000

	(516,326)	(2,436,757)	(1,435,628)	(3,496,082)	(26,623,936)
Other income (loss)
Federal income tax recovery	-	-	-	-	216,208
Gain on sale of fixed assets	-	-	-	-	23,891
Derivative Gain (Loss) (Note 6)	(64,390)	-	(64,390)	(9,415)	(64,287)
Extinguishment Loss on Debt Modification	-	-	-	-	(126,875)
Gain on Debt Settlement	-	-	-	-	130,093
Impairment of Equipment	-	-	-	-	(24,604)
Interest income	-	-	-	-	68,046

Net loss and comprehensive loss	(580,716)	(2,436,757)	(1,500,018)	(3,505,497)	(26,401,464)

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Three month period ended January 31, 2013 Compared to Three month period ended January 31, 2012.

During the three month periods ended January 31, 2013 and 2012, we did not generate any revenue.

During the three month period ended January 31, 2013, we incurred expenses of $516,326 compared to $2,436,757 incurred during the three month period ended January 31, 2012 (a decrease of $1,920,431). These expenses incurred during the three month period ended January 31, 2013 and January 31, 2012 consisted of: (i) depreciation of $nil (2012: $14,238); (ii) filing and transfer agent fees of $2,548 (2012: $6,366); (iii) management and administration fees of $104,068 (2012: $315,441); (iv) mineral exploration costs of $360,836 (2012: $2,000,466); (v) office and general of $14,257 (2012: $13,603); (vi) professional fees of $21,220 (2012: $69,119); (vii) interest expense of $13,397 (2012: $12,998); (viii) investor relations of $nil (2012: $4,526) .  Total expenses incurred during the three month period ended January 31, 2013 decreased compared to the three month period ended January 31, 2012 primarily due to the decrease in management and administration fees, professional fees, and mineral exploration costs.

Our net loss for the three month period ended January 31, 2013 was $580,716 compared to a net loss of $2,436,757 during the three month period ended January 31, 2012 (a decrease of $1,856,041).  The decrease in our net loss is primarily due to the decrease in management and administration fees, professional fees, and mineral exploration costs, offset by a derivative loss in the three month period ended January 31, 2013. Our net loss during the three month period ended January 31, 2013 was $0.01 per share compared to a net loss $0.05 per share during the three month period ended January 31, 2012. The weighted average number of shares outstanding was 59,869,325 for the three month period ended January 31, 2013 compared to 53,614,761 for the three month period ended January 31, 2012.

Nine month period ended January 31, 2013 Compared to Nine month period ended January 31, 2012.

During the nine month periods ended January 31, 2013 and 2012, we did not generate any revenue.

During the nine month period ended January 31, 2013, we incurred expenses of $1,435,628 compared to $3,496,082 incurred during the nine month period ended January 31, 2012 (a decrease of $2,060,454). These expenses incurred during the nine month period ended January 31, 2013 and January 31, 2012 consisted of: (i) depreciation of $nil (2012: $42,714); (ii) filing and transfer agent fees of $6,962 (2012: $15,119); (iii) management and administration fees of $295,662 (2012: $503,828); (iv) mineral exploration costs of $998,194 (2012: $2,220,107); (v) office and general of $37,303 (2012: $41,593); (vi) professional fees of $57,805 (2012: $149,899); (vii) interest expense of $39,702 (2012: $52,622); (viii) investor relations of $nil (2012: $20,200) and (ix) salaries and consulting fees of $nil (2012: $450,000).  Total expenses incurred during the nine month period ended January 31, 2013 decreased compared to the nine month period ended January 31, 2012 primarily due to the decrease in depreciation, interest expenses, investor relations expenses, professional fees, salaries and consulting fees, mineral exploration costs, and management and administration fees.

Our net loss for the nine month period ended January 31, 2013 was $1,500,018 compared to a net loss of $3,505,497 during the nine month period ended January 31, 2012 (a decrease of $2,005,479).  Our net loss during the nine month period ended January 31, 2013 was $0.03 per share compared to a net loss $0.08 per share during the nine month period ended January 31, 2012. The weighted average number of shares outstanding was 59,509,917 for the nine month period ended January 31, 2013 compared to 43,775,215 for the nine month period ended January 31, 2012.

Liquidity and Capital Resources

As at the nine month period ended January 31, 2013, our current assets were $9,482 and our current liabilities were $4,220,658, which resulted in a working capital deficiency of $4,211,176. As at the nine month period ended January 31, 2013, current assets were comprised of $6,535 in cash and $2,947 in other receivables . As at the nine month period ended January 31, 2013, current liabilities were comprised of: (i) $1,372,908 in accounts payable and accrued liabilities; (ii) $1,600,000 in liabilities payable in capital stock; (iii) $892,190 due to related parties; (iv) $129,389 in convertible notes payable; and (v) $226,171 in promissory  notes payable.

As at the nine month period ended January 31, 2013, our total assets were $9,487 comprised of: (i) $9,482 in current assets and (ii) $5 in mineral properties, compared to total assets of $15,662 as at our year ended April 30, 2012. The decrease in total assets during the nine month period ended January 31, 2013 was primarily due to a decrease in cash and other receivables.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

As at the nine month period ended January 31, 2013, our current and total liabilities were $4,220,658 compared to total liabilities of $2,726,815 as of our fiscal year ended April 30, 2012.  The increase in liabilities during the three month period ended January 31, 2013 resulted primarily from an increases in accounts payable and accrued liabilities, convertible notes, and due to related parties.

Stockholders’ deficit increased to $4,211,171 as at January 31, 2013 from $2,711,153 as at our year ended April 30, 2012.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended January 31, 2013, net cash flows used in operating activities was $62,646, consisting of a net loss of $1,500,018, financing costs of $5,000, and an adjustment to fair value of derivative instruments of $64,390.  Net cash flows used in operating activities was further adjusted by a decrease in other receivables  of $3,529, an increase in amounts due to related parties of $730,903, and an increase in accounts payable and accrued liabilities of $633,550.

For the nine month period ended January 31, 2012, net cash flows used in operating activities was $1,001,282 consisting of a net loss of $3,505,497, adjusted by $42,714 for depreciation, $12,146 for amortization of debt discount, $450,000 for shares issued for services, and $9,415 for adjustment of fair value of compound embedded derivative.  Net cash flows used in operating activities was further changed by a decrease in other receivables  of $1,953, an increase in amounts due to related parties of $417,909, an increase in accounts payable and accrued liabilities of $1,570,078.

Cash Flows from Investing Activities

We did not have any cash flows from investing activities for the nine month period ended January 31, 2013 or for the nine month period ended January 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the nine month period ended January 31, 2013, net cash flows provided from financing activities was $60,000 on issuance of convertible notes compared to $1,202,981 on issuance of common shares in a private placement for the nine month period ended January 31, 2012.

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

At January 31, 2013, we had cash of $6,535 and a working capital deficit of $4,211,176.  During the twelve month period following the date of this report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months.  Management anticipates that further advances and debt instruments, and equity private placements will be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity to third parties, and debt instruments from related and non-related parties.

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

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Related Party Arrangements

We participated in a cost sharing arrangement with several other public companies.  Pacific Copper Corp. (with two directors in common with us) and First Potash Corp. (two officers in common) who indirectly share South American operating offices, and in Arizona also with Titan Iron Ore Corp. The expenditures relate to shared exploration staging and administration in similar operating areas of Chile and Peru including shared site offices in each country, and in the United States

During the nine month period ending January 31, 2013, we incurred $67,500 (January 31, 2012: $67,500) to a director and officer of the Company for geological services rendered.  An aggregate of $68,599 (April 30, 2012: $0) was owed this director at January 31, 2013 for unpaid services and reimbursement of expenses.

During the nine month period ending January 31, 2013, we incurred to a director and officer of the Company $67,500 (January 31, 2012: $67,500) for management of South American exploration with such costs recorded as administrative costs.  An aggregate of $449,874 (April 30, 2012: $115,420) was owed to this director for unpaid fees and reimbursement of expenses.

During the nine month period ending January 31, 2013, we incurred to a former director and officer of the Company $72,968 (January 31, 2012: $90,217) for management services with respect to the administration of the Company.  An aggregate of $105,509 (April 30, 2012: $37,837) was owed to this officer at January 31, 2013 for unpaid services and reimbursement of expenses.

During the nine month period ending January 31, 2013, we paid an officer of the Company $12,064 (January 31, 2012: $17,993) for administrative services.

During the nine month period ending January 31, 2013, we incurred a total of $173,368 (January 31, 2012: $177,333) to a private Chilean company with a director in common that provides exploration services to the Company in Chile, with such costs recorded as exploration costs in Chile, South America.  An aggregate of $192,072 (April 30, 2012: $18,704) was owing at January 31, 2013.

During the nine month period ending January 31, 2013, we paid an officer of the Company $28,065 (2012: $19,237) for accounting services.

During the nine month period ending January 31, 2013, we incurred to a company managed by an officer and director $22,500 (2012: $22,500) for administrative services. An aggregate of $76,136 (April 30, 2012: $12,925) was owed to this company at January 31, 2013 for unpaid services and unreimbursed expenses.

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

Convertible Notes Payable

On November 13, 2012, the Company for consideration received issued to a third-party a $37,500 8% convertible note with a term to August 15, 2013 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning six months after the issuance date, at the holder’s option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the closing, (iii) 140% if prepaid 91 days following the closing through 120 days following the closing, (iv) 150% if prepaid 121 days following the closing through 180 days following the closing, and (v) 175% if prepaid 181 days following the closing through the maturity date. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest (the “default put”).

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

On January 7, 2013, the Company for consideration received issued to a third-party a $27,500 8% convertible note with a term to October 2, 2013 (the “Maturity Date”). The principal amount of the note and interest is payable on the maturity date. The note is convertible into common stock beginning six months after the issuance date, at the holder’s option, at a 58% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 130% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 135% if prepaid 61 days following the closing through 90 days following the closing, (iii) 140% if prepaid 91 days following the closing through 120 days following the closing, (iv) 150% if prepaid 121 days following the closing through 180 days following the closing, and (v) 175% if prepaid 181 days following the closing through the maturity date. The terms of the convertible note provide for certain redemption features which include features indexed to equity risks. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the note becomes immediately due and payable. Should that occur the Company is liable to pay the holder 150% of the then outstanding principal and interest (the “default put”).

Promissory Notes

During the fiscal year ended April 30, 2010, the Company borrowed $20,000 at 8% interest from an unrelated party.  At January 31, 2013 the balance owing including the interest was $26,171 (April 30, 2012: $24,649).

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

Advisory and Capital Raise Services Agreements

The Company has entered into an agreement dated October 11, 2011 with a consultant who will provide strategic planning, fund raising, and capital structuring advisory services for a term of nine months. In consideration for the services the company will issue 200,000 shares of its commons stock to the consultant, 100,000 of which will be delivered at the end of four months, and 100,000 of which will be delivered at the end of nine months. In addition the Company will issue 200,000 options to the consultant to purchase Company shares at such time as the company has closed on at least $2 million in net proceeds attributable to the efforts of the consultant. In addition and subject to certain conditions, the Company will issue to the consultant 100,000 options to purchase Company shares for every $1 million in additional net proceeds attributable to the efforts of the consultant.  The shares were not issued as at January 31, 2013 due to a delay in starting the program.

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

On March 15, 2012 but having an effective date of September 27, 2011, we entered into an Amendment Agreement with Minex (the “Amendment Agreement”) whereby the parties agreed to amend the Minex Agreement so that the agreed value of the Minex contributions under the original Minex Agreement is US$1.6 million instead of US$3 million and that we agree to issue 10 million shares of common stock instead of 18 million shares of common stock to Minex or to those designated by Minex, subject to satisfying applicable securities laws. As at January 31, 2013, the shares have not been issued pending documentation of receipts and assigning of shares.

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

Consulting Agreements

On December 22, 2011, but having an effective date of September 26, 2011, we entered into a consulting agreement with Minex Ventures II, LLC (“Minex”), a Colorado limited liability company, whereby Minex will provide and perform for our benefit the following services: (i) assisting in the negotiation and facilitating the arrangements necessary to assemble the Yura Yebecahas Mining Project located in Arequipa, Peru (the “Yura Project”); (ii) assisting in the negotiation and facilitating a letter of intent with Formacion Yura Exploracion S.A.C., Donald Stiles and South American Immobiliara S.A.C. for a joint venture on the Yura Project; (iii) assisting in the negotiation with the owners of the approximately 1,500 hectares of exploration concessions (specifically known as the “Fortuna Properties”) to have the Fortuna Properties placed into the Yura Project; (iv) assisting us with engaging qualified and experienced geologists and other experienced exploration personnel required for any exploration programs on the Yura Project; (v) assisting us with raising equity capital on terms acceptable to us and Minex; (vi) assisting in the identification of gold exploration projects in Peru which may enhance shareholder value for us; (vii) assisting in the negotiation of all proposed or potential joint venture and/or financing arrangements in connection with the ongoing development of our business; and (viii) assisting in and facilitating in the setting up of corporate alliances in Peru for us, or for any of our subsidiaries, as the case may be and as may be determined by us in our sole and absolute discretion, with potential and strategic business and financial partners for the purposes of our ongoing development and financing. In consideration for the services we will pay a consulting fee of $200,000 of which an initial $100,000 of the fee has already been paid to Minex prior to execution of the consulting agreement and a further $100,000 is to be paid to Minex on or before March 31, 2012. As at January 31, 2013, $25,000 of this amount was owing to the consultant.  The services to be provided under the consulting agreement have been substantially completed by December 31, 2011.

On June 7, 2011 the Company entered into an agreement with a consultant to perform certain geological and project management services in Arequipa, Peru for a term of one year commencing when and if the Company secures targeted funding. Fees are approximately $12,810 per month based on a daily rate of $610 per day. In addition, the consultant can earn a $10,000 loyalty bonus after one year, or a prorated amount if the contract is terminated sooner. In the event the consultant fulfills the obligation for a full year, the Company will issue to the consultant 500,000 options to purchase Company shares at a price of $0.50 for a period of two years from the date of issue. As at January 31, 2013, the Company has not determined whether these shares have been earned.

On November 1, 2011, the Company entered into an agreement with a third party to provide administrative and investor relations services to the Company for a period of twelve (12) months. The Company agreed to pay the party CAD$17,000 per month. The agreement is cancellable by the Company with sixty (60) days written notice and by the party with ninety (90) days written notice.  As at January 31, 2013, the Company is in the process of cancelling this contract.

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

In February 2013, the FASB issued guidance requiring presentation of amounts reclassified from each component of accumulated other comprehensive income. In addition, disclosure is required of the effects of significant reclassifications on income statement line items either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. For public entities, this guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

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

Item 4.                    Controls and Procedures - continued

As of January 31, 2013, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer), and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting as at our year ended April 30, 2012, as disclosed in our Annual Report on Form 10-K for our fiscal year ended April 30, 2012, which may be considered to be material weaknesses and which had not been resolved as of January 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended January 31, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

On January 7, 2013, pursuant to a Securities Purchase Agreement with an unrelated party we issued a convertible promissory note in the principal amount of $27,500 and bearing interest at an annual rate of 8% and maturing nine months after the date of issuance (the “Note”). The holder has the right to convert the outstanding principal and interest of the Note at any time between the date that is six months from the date of issuance and the date of maturity. The conversion price will be determined by multiplying the current market price (the “Market Price”) by 58% representing a 42% discount. The Market Price will be determined by taking the average of the lowest 3 trading prices in the ten days preceding the conversion date. We have the right to prepay the aggregate of the principal and interest (the “Total”) to retire the Note by paying 130% of the Total within 60 days of issuance, 135% of the Total between the 61st and 90th day following the date of issue, 140% of the Total between the 91st and 120th day following the date of issue, 150% of the Total between the 121st and 180th day following the date of issue, and 175% of the Total between the 181st day and the date of maturity.  We issued the convertible promissory note to the investor who is a U.S. person in reliance upon the registration exemption provided for under Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On January 7, 2013, pursuant to a Securities Purchase Agreement with an unrelated party we issued a convertible promissory note in the principal amount of $27,500 and bearing interest at an annual rate of 8% and maturing nine months after the date of issuance (the “Note”). The holder has the right to convert the outstanding principal and interest of the Note at any time between the date that is six months from the date of issuance and the date of maturity. The conversion price will be determined by multiplying the current market price (the “Market Price”) by 58% representing a 42% discount. The Market Price will be determined by taking the average of the lowest 3 trading prices in the ten days preceding the conversion date. We have the right to prepay the aggregate of the principal and interest (the “Total”) to retire the Note by paying 130% of the Total within 60 days of issuance, 135% of the Total between the 61st and 90th day following the date of issue, 140% of the Total between the 91st and 120th day following the date of issue, 150% of the Total between the 121st and 180th day following the date of issue, and 175% of the Total between the 181st day and the date of maturity.  We issued the convertible promissory note to the investor who is a U.S. person in reliance upon the registration exemption provided for under Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

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

10.11	Corporate Support Agreement between the Company and Sweetwater Capital Corp., dated May 1, 2007(8)
10.12	Convertible Note in the principal amount of $200,000, dated November 7, 2008(8)
10.13	Promissory Note between the Company and Sweetwater Capital, dated September 12, 2008(8)
10.14	Promissory Note between the Company and Woodburn Holdings Ltd., dated October 2, 2009(8)
10.15	Promissory Note from the Company to 1218716 Alberta Ltd., dated September 16, 2009(8)
10.16	Promissory Note between the Company and WestPeak Ventures of Canada Ltd., dated September 17, 2008(8)
10.17	Promissory Note between the Company and Timothy Brock., dated November 28, 2008(8)
10.18	Advisory Services Agreement between the Company and Viewpoint Securities, LLC, dated January 8, 2010(8)
10.19	Form of Restricted Stock Agreement, dated August 29, 2011(9)
10.20	Form of Settlement Agreement, dated October 11, 2011(9)
10.21	Binding Letter of Intent for Participation in Yebecahas Mineral Concessions, dated September 27, 2011(10)
10.22	Agreement between the Company and Minex Ventures II, LLC, dated September 27, 2011(10)
10.23	Consulting Agreement between the Company and Minex Ventures II, LLC, dated December 22, 2011, but having an effective date of September 26, 2011(10)
10.24	Amendment Agreement between the Company and Minex Ventures II, LLC, dated March 15, 2012(10)
10.25	Form of Subscription Agreement
10.26	Form of Warrant Certificate
10.27	Securities Purchase Agreement between Zoro Mining Corp. and _____________, dated November 13, 2012
10.28	Convertible Promissory Note, dated November 13, 2012.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Securities Exchange Act.*

*	Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on August 10, 2005.
(2)	Incorporated by reference from Form 8-A Registration Statement filed with the SEC on April 5, 2007.
(3)	Incorporated by reference from Form 8-K filed with the SEC on April 22, 2009.
(4)	Incorporated by reference from Form 8-K/A filed with the SEC on October 19, 2009.
(5)	Incorporated by reference from Form 8-K filed with the SEC on February 26, 2010.
(6)	Incorporated by reference from Form 8-K filed with the SEC on April 6, 2011.
(7)	Incorporated by reference from Form 8-K filed with the SEC on April 16, 2007.
(8)	Incorporated by reference from Form 10-K filed with the SEC on August 17, 2011.
(9)	Incorporated by reference from Form 10-Q filed with the SEC on December 20, 2011.
(10)	Incorporated by reference from Form 10-Q filed with the SEC on March 21, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORO MINING CORP.

By:	/s/ Harold Gardner
Harold Gardner
Interim Chief Executive Officer, President and a director
(Principal Executive Officer)
Date: March 25, 2013

By:	/s/ Frank Garcia
Frank Garcia
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 25, 2013